Form 10-K/A
period 2024-12-31
Beta Bionics, Inc.
filed 2025-03-28
CIK 1674632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Beta Bionics, Inc. (the “Company”) for the fiscal year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2025 (the “Original Report”), and is being filed for the purpose of correcting and re-filing the certifications by the Principal Executive Officer and the Principal Financial and Accounting Officer in Exhibits 31.1 and 31.2 (collectively, the “Section 302 Certifications”) and Exhibit 32.1 (the “Section 906 Certification” and, together with the Section 302 Certifications, the “Certifications”). Due to an inadvertent administrative error, (i) the Certifications filed with the Original Report contained bracketed dates and (ii) the Section 906 Certification filed with the Original Report did not include conformed signatures of the Principal Executive Officer and the Principal Financial and Accounting Officer.

The Certifications have been corrected and are re-filed as Exhibits 31.1, 31.2 and 32.1 to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Report, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date of the Original Report or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

i

ii

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
The following documents are filed as part of this Annual Report:
1.1.
Financial Statements

See Index to Financial Statements under Part II, Item 8 of this Annual Report.

1.2.
Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

1.3.
Exhibits

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42491	3.1	01/31/25
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-284147	3.4	01/06/25
4.1	Form of Common Stock Certificate.	S-1/A	333-284147	4.1	01/22/25
4.2	Amended and Restated Investor Rights Agreement, dated November 8, 2024, by and among the Registrant and certain of its stockholders.	S-1	333-284147	4.2	01/06/25
4.3	Description of Capital Stock	10-K	001-42491	4.3	03/25/25
10.1	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-284147	10.1	01/06/25
10.2*	Beta Bionics, Inc. Amended and Restated 2016 Stock Incentive Plan.	S-1	333-284147	10.2	01/06/25
10.3*	Forms of Option Agreement, Notice of Stock Option Grant and Exercise Notice under the Beta Bionics, Inc. Amended and Restated 2016 Stock Incentive Plan	S-1	333-284147	10.3	01/06/25
10.4*	Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-1/A	333-284147	10.4	01/22/25
10.5*	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-1	333-284147	10.5	01/06/25
10.6*	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-1	333-284147	10.6	01/06/25
10.7*	Forms of Stock Option Grant Double Trigger Grant Notice and Award Agreement under the Beta Bionics, Inc. 2025 Equity Incentive Plan	S-1/A	333-284147	10.7	01/22/25
10.8*	Forms of Restricted Stock Unit Double Trigger Grant Notice and Award Agreement under the Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-1/A	333-284147	10.8	01/22/25
10.9*	Beta Bionics, Inc. 2025 Employee Stock Purchase Plan.	S-1/A	333-284147	10.9	01/22/25
10.10*	Non-Employee Director Compensation Policy.	S-1/A	333-284147	10.10	01/22/25
10.11*	Employment Agreement, dated August 1, 2022, between the Registrant and Sean Saint.	S-1	333-284147	10.9	01/06/25
10.12*	Employment Agreement, dated August 1, 2022, between the Registrant and Stephen Feider.	S-1	333-284147	10.10	01/06/25
10.13*	Employment Agreement, dated November 14, 2022, between the Registrant and Steven Russell.	S-1	333-284147	10.11	01/06/25
10.14*	Employment Agreement, dated August 1, 2023, between the Registrant and Mike Mensinger.	S-1	333-284147	10.12	01/06/25
10.15*	Employment Agreement, dated September 10, 2024, between the Registrant and Mark Hopman.	S-1	333-284147	10.13	01/06/25
10.16#	Lease Agreement, dated February 3, 2020, by and between Pacific Industrial Partners, LLC and the	S-1	333-284147	10.14	01/06/25

	Registrant, as amended by Amendment No. 1 dated May 19, 2020, Amendment No. 2 dated March 12, 2024 and Amendment No. 3 dated September 13, 2024.
10.17#	Device License Agreement, dated December 16, 2015, by and between Trustees of Boston University and the Registrant, as amended by the First Amendment dated December 11, 2017, the Second Amendment dated September 21, 2020, the Third Amendment dated February 14, 2022 and the Fourth Amendment dated November 8, 2024.	S-1	333-284147	10.15	01/06/25
10.18#	Control Algorithm License Agreement, dated December 23, 2015, by and between Trustees of Boston University and the Registrant, as amended by the First Amendment dated December 11, 2017, the Second Amendment dated September 21, 2020, and the Third Amendment dated February 14, 2022.	S-1	333-284147	10.16	01/06/25
10.19#	Collaboration and License Agreement, dated May 2, 2024, by and between Xeris Pharmaceuticals, Inc. and the Registrant.	S-1	333-284147	10.17	01/06/25
10.20#	Commercialization Agreement, dated July 25, 2023, by and between DexCom, Inc. and the Registrant.	S-1	333-284147	10.18	01/06/25
10.21#	Development and Commercialization Agreement, dated April 2, 2024, by and between Abbott Diabetes Care Inc. and the Registrant.	S-1	333-284147	10.19	01/06/25
10.22	Common Stock Purchase Agreement, dated as of January 21, 2025, by and between Wellington Hadley Harbor Aggregator IV, L.P. and the Registrant.	S-1/A	333-284147	10.23	01/22/25
19	Beta Bionics, Inc. Insider Trader Policy.	10-K	001-42491	19	03/25/25
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	10-K	001-42491	23.1	03/25/25
24.1	Power of Attorney	10-K	001-42491	24.1	03/25/25
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97*	Beta Bionics, Inc. Incentive Compensation Recoupment Policy	10-K	001-42491	97	03/25/25

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

BETA BIONICS, INC.

Date: March 28, 2025	By:	/s/ Sean Saint
Sean Saint
President and Chief Executive Officer