Form 10-Q
period 2025-03-31
Beta Bionics, Inc.
filed 2025-05-06
CIK 1674632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42491

BETA BIONICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-5386878
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Hughes Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 427-7785

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BBNX	Nasdaq Global Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2025 was 43,356,281.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations, financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these words or other similar terms or expressions.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described under Part II. Item 1A. “Risk Factors” and elsewhere in this Quarterly Report, regarding, among other things:

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
•
our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act);
•
our expectations regarding the impact of geopolitical and macroeconomic factors;
•
our financial performance and capital requirements;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others;
•
our expected use of our existing cash, cash equivalents and short-term and long-term investments, including expected use of net proceeds from our initial public offering and other financing transactions; and
•
other risks and uncertainties, including those described under Part II. Item 1A. “Risk Factors” in this Quarterly Report.

These risks are not exhaustive. Other sections of this Quarterly Report may include additional factors that could harm our business and financial performance. We operate in a very competitive and rapidly changing environment where new risk factors may emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. These forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments. We intend the forward-looking statements contained in this Quarterly Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Summary of Risks Related to Our Business

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in Part II. Item 1A. “Risk Factors” in this Quarterly Report, including the following:

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
•
We currently rely on sales of our iLet Bionic Pancreas (iLet) and related single-use products to generate all of our revenue, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.
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
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
•
We are highly dependent on the success of our iLet for the treatment of type 1 diabetes (T1D), which is cleared by the U.S. Food and Drug Administration (FDA) for commercial sale in the United States for the treatment of T1D, and we do not have any other commercial products. If we are unable to obtain and maintain regulatory clearance or approval for planned modifications to the iLet or for new indications, or for any future development-stage products, or if we are unsuccessful in our efforts to continue to commercialize our cleared version of the iLet, our business will be materially harmed.
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
•
Our iLet is currently cleared only for the treatment of T1D in adults and children six years of age and older. If our iLet is authorized for marketing or cleared in a bihormonal configuration for the treatment of T1D or for any other indications, such marketing authorization or clearance will be limited by the FDA to the specific indication for which granted. We are prohibited from marketing the iLet for other indications, such as type 2 diabetes (T2D).
•
If we are unable to obtain or protect intellectual property rights related to the iLet, we may not be able to compete effectively in our market.
•
If we fail to comply with our obligations in our current and future intellectual property licenses with third parties, we could lose rights, which may be important to our business.

PART I. Financial Information

Item 1. Financial Statements.

BETA BIONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except number of shares)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,454	$30,432
Short-term investments	189,019	73,143
Accounts receivable, net	9,060	11,996
Inventories, net	15,730	13,320
Prepaid expenses and other current assets	5,652	4,032
Total current assets	261,915	132,923
Property and equipment, net	5,515	4,776
Operating lease right-of-use asset	6,344	6,645
Restricted cash	100	100
Deferred offering costs	—	5,051
Long-term investments	64,004	—
Other long-term assets	146	150
Total assets	$338,024	$149,645

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,454	$2,852
Accrued expenses and other current liabilities	10,565	15,828
Operating lease liabilities	1,524	1,529
Deferred revenue	949	939
Total current liabilities	16,492	21,148
Operating lease liabilities, net of current portion	5,450	5,726
Deferred revenue, net of current portion	2,330	1,860
Warrant liabilities	—	44,898
Total liabilities	24,272	73,632
Commitments and contingencies (Note 17)
Convertible preferred stock (Series A, A-2, B, B-2, C, D and E), par value of $0.0001 per share; no and 34,966,547 shares authorized at March 31, 2025 and December 31, 2024, respectively; no and 17,228,954 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively; liquidation preference of no and $355,162 at March 31, 2025 and December 31, 2024, respectively	—	321,373
Stockholders’ equity (deficit):
Class A common stock, par value of $0.0001 per share; no and 5,790,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; no and 2,939,085 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	1
Class B common stock, par value of $0.0001 per share; no and 70,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; no and 3,679,790 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Class C common stock, par value of $0.0001 per share; no and 96,910 shares authorized at March 31, 2025 and December 31, 2024, respectively; no and 48,918 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Preferred stock, par value of $0.0001 per share; 10,000,000 and no shares authorized at March 31, 2025 and December 31, 2024, respectively; no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, par value of $0.0001 per share; 700,000,000 and no shares authorized at March 31, 2025 and December 31, 2024, respectively; 43,353,890 and no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4	—
Additional paid-in capital	638,901	51,311
Accumulated other comprehensive income	240	65
Accumulated deficit	(325,393)	(296,737)
Total stockholders’ equity (deficit)	313,752	(245,360)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$338,024	$149,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except number of shares and per share data)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$17,639	$12,933
Cost of sales	8,668	5,732
Gross profit	8,971	7,201
Operating expenses:
Research and development	7,590	5,479
Sales and marketing	13,402	7,663
General and administrative	6,621	3,512
Total operating expenses	27,613	16,654
Loss from operations	(18,642)	(9,453)
Other income (expense):
Interest income	2,436	1,139
Other income	—	4
Change in fair value of warrant liabilities	(12,450)	(4,139)
Total other expense, net	(10,014)	(2,996)
Net loss	$(28,656)	$(12,449)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term and long-term investments	175	(132)
Comprehensive loss	$(28,481)	$(12,581)
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$(2.07)
Weighted-average common shares outstanding, basic and diluted	30,714,769	6,021,882

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except number of shares)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2024	17,228,954	$321,373	6,667,793	$1	$51,311	$65	$(296,737)	$(245,360)
Conversion of convertible preferred stock into common stock on initial public offering	(17,228,954)	(321,373)	19,827,003	2	321,371	—	—	321,373
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs of $21.7 million	—	—	12,475,000	1	190,378	—	—	190,379
Issuance of common stock under private placement offering, net of offering costs of $1.4 million			1,000,000	—	15,591	—	—	15,591
Reclassification of convertible preferred stock and common stock warrants into common stock on initial public offering	—	—	3,369,473	—	57,348	—	—	57,348
Stock option exercises	—	—	14,621	—	98	—	—	98
Stock-based compensation expense	—	—	—	—	2,804	—	—	2,804
Unrealized gain on short-term investments	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	(28,656)	(28,656)
Balance at March 31, 2025	—	$—	43,353,890	$4	$638,901	$240	$(325,393)	$313,752

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2023	12,876,561	$261,713	6,021,327	$1	$26,421	$137	$(229,664)	$(203,105)
Adoption of ASU 2020-06	—	—	—	—	12,317	—	(12,317)	—
Stock option exercises	—	—	794	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	1,357	—	—	1,357
Unrealized loss on short-term investments	—	—	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	—	—	(12,449)	(12,449)
Balance at March 31, 2024	12,876,561	$261,713	6,022,121	$1	$40,101	$5	$(254,430)	$(214,323)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,656)	$(12,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	303	287
Provision for expected credit losses	—	17
Stock-based compensation expense	2,804	1,357
Provision for excess and obsolete inventory	82	(23)
Provision for net realizable value of inventory	129	—
Change in fair value of warrant liabilities	12,450	4,139
Accretion of discount on short-term investments	(916)	(875)
Amortization of operating lease right-of-use asset	301	276
Loss on disposal of property and equipment	—	8
Changes in operating assets and liabilities:
Accounts receivable	2,936	(1,918)
Inventories	(2,621)	(2,407)
Prepaid expenses and other current assets	(1,620)	(1,061)
Other long-term assets	4	1
Accounts payable	(97)	410
Accrued expenses and other current liabilities	(5,273)	(231)
Operating lease liability	(281)	(224)
Deferred revenue	480	549
Net cash used in operating activities	(19,975)	(12,144)
Cash flows from investing activities:
Purchases of short-term investments	(142,935)	—
Purchases of long-term investments	(63,854)	—
Proceeds from maturities and redemptions of short-term investments	28,000	8,000
Proceeds on disposal of property and equipment	—	50
Purchases of property and equipment	(333)	(406)
Net cash (used in) provided by investing activities	(179,122)	7,644
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of underwriting discounts, commissions and issuance costs	195,430	—
Proceeds from the issuance of common stock from private placement, net of issuance costs	15,591	—
Proceeds from stock option exercises	98	6
Net cash provided by financing activities	211,119	6
Net increase (decrease) in cash, cash equivalents and restricted cash	12,022	(4,494)
Cash, cash equivalents and restricted cash at beginning of period	30,532	26,666
Cash, cash equivalents and restricted cash at end of period	$42,554	$22,172
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$699	$5
Purchases of property and equipment in accrued expenses and other current liabilities	$10	$—
Unrealized gain (loss) on short-term investments	$25	$(132)
Unrealized gain on long-term investments	$150	$—
Conversion of convertible preferred stock upon IPO	$321,373	$—
Conversion of warrants net exercise upon IPO	$57,348	$—
Reclassification of deferred offering costs to equity upon IPO	$5,051	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$42,454	$22,072
Restricted cash	100	100
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$42,554	$22,172

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s product, the iLet, was cleared by the FDA for the treatment of T1D in adults and children six years of age and older in May 2023, and it began commercializing the iLet in the United States in May 2023. The iLet is the first adaptive closed-loop algorithm insulin dosing system that does not require T1D users to keep a daily tabulation of their carbohydrate intake or perform calculations to determine the correct dose of insulin to take.

From its inception to March 31, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, capital raising, establishing and engaging in collaborations, performing research and development, advancing and scaling up manufacturing capabilities, commercializing its products, establishing a sales infrastructure and providing general and administrative support for these activities. The Company’s operations to date have been funded primarily through the issuance and sale of convertible preferred stock and common stock and sales of the iLet and single-use products.

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

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”).

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”).

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the JOBS Act, enacted in 2012. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

2.
Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, certain judgments regarding revenue recognition, inventory valuation, valuation of common stock (for periods prior to the completion of the Company’s IPO) and stock-based awards, and convertible preferred stock and common stock warrants. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Short-Term Investments

In accordance with ASC 320, Investments – Debt Securities, the Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity (deficit) and as a component of other comprehensive loss within the statements of operations and comprehensive loss. The Company determines realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the statements of operations and comprehensive loss. The Company periodically evaluates its short-term investments for credit losses, considering the significance of the decline in value and the market and economy in general. The Company has not recognized any impairment losses related to its short-term investments during the three months ended March 31, 2025 and 2024. All short-term investments are classified as current based on the nature of the investments and their availability for use in current operations.

Long-Term Investments

Long-term investments include U.S. Treasury notes with maturities of 12 months or more. Where the Company has both the intent and ability to hold debt securities to maturity, these debt securities are carried at amortized cost. If a U.S. treasury note has an unrealized loss and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company will record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security.

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

The Company is exposed to concentration risk as it relates to its customers. The following table summarizes the percentages of total sales and accounts receivable, net for customers who accounted for 10% or more of the respective amounts for the periods presented:

	Net Sales		Accounts Receivable, net
	Three Months Ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
Distributor A	14.4%	10.2%	20.1%	13.7%
Distributor B	12.2%	14.0%	16.8%	13.3%
Distributor C	*	*	16.0%	10.6%
Distributor D	*	*	14.6%	13.0%
Distributor E	11.6%	18.3%	*	14.8%
Distributor F	13.3%	17.5%	*	*
Distributor G	10.5%	*	*	*
Distributor H	10.3%	*	*	*

* Amount related to the respective customer represented less than 10% for the period presented.

Deferred Offering Costs

The Company capitalizes as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. As of March 31, 2025, the Company did not have a balance in deferred offering costs. As of December 31, 2024, the Company had $5.1 million in deferred offering costs, of which $0.9 million were in accrued expenses. The deferred offering costs were offset against the IPO proceeds upon the closing the IPO in January 2025 (see Note 1).

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

The Company’s cash equivalents, short-term and long-term investments and restricted cash are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying value and estimated fair value of certain of the Company’s common stock and preferred stock warrants was determined based on the intrinsic value of the warrants immediately prior to their conversion (see Note 4). The fair values of the Company’s accounts receivables, accounts payable and accrued expenses approximate their carrying values due to the short-term nature of these assets and liabilities.

Leases

In accordance with ASC 842, Leases, leases include all agreements in which the Company obtains control of an identified asset. A lease liability is recognized at commencement date based on the present value of the lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; otherwise, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement (see Note 16).

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

Classification and Accretion of Convertible Preferred Stock

The Company’s convertible preferred stock is classified outside of stockholders’ equity (deficit) on the balance sheets because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, is not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. The Company’s Series A Preferred Stock, the Series A-2 Preferred Stock, the Series B Preferred Stock, the Series B-2 Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock are not redeemable, except in the event of a deemed liquidation (see Note 11). Since convertible preferred stock is neither currently redeemable, nor probable of becoming redeemable, the carrying values of the convertible preferred stock are not being accreted to their redemption values. Subsequent adjustments to the carrying values of the convertible preferred stock would be made only when and if it either becomes currently redeemable or probable of becoming redeemable.

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

In January 2025, in connection with the IPO, the Series C Preferred Stock warrants were exercised and net settled for shares of the Company’s common stock, which resulted in the issuance of 697,055 shares of common stock. The Company remeasured the fair value of the Series C Preferred Stock warrants immediately prior to their exercise.

Common Stock Warrants

The Company has classified warrants to purchase Class B common stock issued in connection with its Series D Preferred Stock financing as a liability on the balance sheets as these warrants are freestanding financial instruments that are not indexed to the Company’s common stock (see Note 4).

Pursuant to the terms of the warrants, on conversion of the class of convertible preferred stock and common stock underlying the warrant into common stock in connection with the Company’s IPO, the warrants automatically became exercisable for shares of the Company’s common stock, were no longer redeemable or subject to remeasurement, and were reclassified as a component of equity.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a total company basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The measure of segment assets is presented as total assets in the balance sheets. The Company has concluded that gross profit and net income (loss) are the primary measures of segment profit or loss used by the CODM. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on net income (loss) as reported in the statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein. During the three months ended March 31, 2025 and 2024, the Company did not generate any international revenues and as of March 31, 2025 and December 31, 2024, the Company did not have any assets located outside of the United States.

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

Variable Consideration

The amount of variable consideration that is included in the transaction price is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company estimates reductions to revenues for rebates paid to pharmacy benefit managers. Rebates are based on contractual arrangements, which may vary by customer. The estimates are based on products sold, historical experience, trends, specific known market events and, as available, channel inventory data. Provisions for rebates and patient assistance are accounted for as a reduction of sales when revenue is recognized and are included within accrued expenses and other current liabilities within the balance sheets. Provisions for chargebacks are accounted for as a reduction of sales when revenue is recognized and are included as a reduction of accounts receivable, net within the balance sheets, as the right of offset exists. If the actual amounts of consideration that the Company receives differ from estimates, the Company adjusts these estimates, which affects reported revenue, in the period that such variances become known or at the end of each reporting period.

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

All shares of Class A common stock, Class B common stock and Class C common stock converted into an equal number of shares of common stock upon the completion of the closing of the IPO (see Note 1).

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in any dividends declared. Therefore, convertible preferred shares are considered to be participating securities. The Company’s warrants to purchase shares of Series C Preferred Stock and Class B common stock contractually require the Board to provide advanced notice to warrant holders in the event that a dividend will be declared. As a result, warrant holders would be economically compelled to exercise their warrants prior to the declaration of the dividend. Therefore, the warrants are considered to be participating securities. During periods in which the Company reports net income, the Company allocates a proportional share of net income to participating securities determined by dividing the total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods in which the Company reports a net loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in losses.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in the ASU are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. The Company adopted ASU 2023-09 during the three months March 31, 2025 and the adoption of this guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements.

3.
Revenue

The Company disaggregates net sales by product category and reimbursement channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of net sales are affected by economic factors.

During the three months ended March 31, 2025 and 2024, the Company’s revenues were predominantly generated from sales of the iLet. The iLet requires the use of separately purchased single-use products which include cartridges for storing and delivering insulin, and infusion sets that connect the iLet to the user’s body. These single-use products generate recurring revenue for the Company, as these are typically replaced by the end-user every 2-3 days or as directed by a healthcare provider.

The Company’s customers are distributors and pharmacies who sell these products to insulin-requiring PWD, through the durable medical equipment (“DME”) and the pharmacy benefit plan (“PBP”) reimbursement channels, which entail differing payment outlays. For the three months ended March 31, 2025 and 2024, the majority of the Company’s sales were through the DME channel.

The following table summarizes the Company’s disaggregated revenues:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
DME channel
iLet(1)	$9,628	$10,373
Single-use products	4,199	1,732
Total DME channel	13,827	12,105

PBP channel
iLet(1)	506	291
Single-use products	3,306	537
Total PBP channel	3,812	828
Total net sales	$17,639	$12,933

(1)
iLet includes the over-time recognition software updates and mobile app access.

The Company recognizes revenue at a point in time once control has transferred to the customer, as well as over time for performance obligation to provide ongoing services such as unspecified software updates. Revenue recognized during the three months ended March 31, 2025 that was included in the deferred revenue balance as of December 31, 2024 was approximately $0.2 million.

At March 31, 2025 and December 31, 2024 , $3.3 million and $2.8 million, respectively, was allocated to performance obligations that were not yet satisfied and is recorded in deferred revenue on the balance sheet. At March 31, 2025 and December 31, 2024, of the performance obligations not yet satisfied, $0.9 million for each period, is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter. At March 31, 2025 and December 31, 2024, the $3.3 million and $2.8 million, respectively, relate to amounts deferred associated with the unspecified software updates promised to users and the users' access to the mobile application.

4.
Financial Instruments and Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2025
Assets	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market fund	$34,930	$—	$—	$34,930
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury bills	189,019	—	—	189,019
Long-term investments
U.S. Treasury notes	64,004	—	—	64,004
Total assets	$288,053	$—	$—	$288,053
Liabilities
Series C warrant liabilities	$—	$—	$—	$—
Common B warrant liabilities	—	—	—	—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market fund	$27,107	$—	$—	$27,107
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury bills	73,143	—	—	73,143
Total assets	$100,350	$—	$—	$100,350
Liabilities
Series C warrant liabilities	$—	$—	$9,935	$9,935
Common B warrant liabilities	—	—	34,963	34,963
Total liabilities	$—	$—	$44,898	$44,898

Money market funds and U.S. Treasury bills were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the three months ended March 31, 2025 and 2024. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the three months ended March 31, 2025 and 2024.

Warrant Liabilities

In connection with the August 2023 Series D Preferred Stock financing, the Company granted warrants to purchase up to 4,302,009 shares of Class B common stock equal to 70% of the shares of Series D Preferred Stock purchased by the purchaser at an exercise price of $0.02 per share and expire on the earliest to occur of (i) August 28, 2033, (ii) immediately prior to the sale of the Company or a transaction that qualifies as a Deemed Liquidation Event (as defined in the Company’s certificate of incorporation) or (iii) immediately prior to the consummation of a qualifying initial public offering or a SPAC Transaction (as defined in the Company’s certificate of incorporation). The Common B warrants were initially recorded as a liability as they represent freestanding financial instruments that were not indexed to the Company’s common stock and were required to be remeasured to fair value at each reporting date. Additionally, the Common B warrants did not meet the definition of a derivative.

In connection with the February 2022 Series C Preferred Stock financing, the Company granted warrants to purchase up to 520,490 shares of Series C Preferred Stock at a price per share equal to $0.02 and with a term ending on the earliest to occur of (i) February 16, 2032, (ii) immediately prior to the sale of the Company or a transaction that qualifies as a Deemed Liquidation Event or (iii) immediately prior to the consummation of a qualifying initial public offering or a SPAC Transaction. As the warrants were exercisable for preferred stock that was contingently redeemable outside of the Company’s control, the warrants were initially recorded as a liability and were required to be remeasured to fair value at each reporting date.

As there are significant inputs that were not observable in the market, the warrant valuations represent a Level 3 measurement within the fair value hierarchy. The Company’s valuations of the preferred stock and Common B warrants utilized the Black-Scholes option pricing model, which incorporated assumptions and estimates to value the preferred stock and Common B warrant.

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock and common stock warrant liabilities included the fair value per share of the underlying stock, expected volatility of the price of the underlying stock, the remaining contractual term of the warrant, risk-free interest rate, and expected dividend yield. The most significant assumption in the Black-Scholes option pricing model impacting the fair value of the preferred stock and common stock warrant liabilities was the fair value of the Company’s Series C Preferred Stock and Class B common stock as of each remeasurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock. Further, the Board valued the Company’s Class B common stock taking into consideration the most recent sales of the Company’s preferred stock, results obtained from third-party valuations and additional factors the Company deemed relevant and which may have changed since the date of the most recent valuation through the effective date of the warrant. The Company historically had been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrant. The Company had estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company had never paid or declared dividends.

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of the preferred stock warrant liabilities as of December 31, 2024:

December 31,
2024
Fair value of Series C Preferred Stock	$19.11
Strike price	$0.02
Risk-free interest rate	4.39%
Expected term (in years)	0.38
Expected volatility	65.00%
Expected dividend yield	0%

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrant liabilities as of December 31, 2024:

December 31,
2024
Fair value of Class B common stock	$13.08
Strike price	$0.02
Risk-free interest rate	4.53%
Expected term (in years)	8.70
Expected volatility	75.77%
Expected dividend yield	0%

The Company recognizes changes in the fair value of the warrant liabilities as a component of other income (expense) in its statements of operations and comprehensive loss. The Company recognized changes in the fair value of the warrant liabilities through December 31 2024, and up until immediately prior to the net exercise of the warrants, which took place concurrently with the IPO on January 31, 2025 (see Note 1).

Upon the closing of the IPO, the Company revalued the convertible preferred stock warrants and common stock warrants and reclassified the liability to stockholders’ equity (deficit). As the warrants were net exercised at the IPO, they are no longer outstanding.

A reconciliation of the Level 3 warrant liabilities is as follows:

Series C Warrant Liability
(in thousands)
Balance at December 31, 2024	$9,935
Change in fair value	1,929
Net exercise and conversion into common stock upon closing of IPO	(11,864)
Balance at March 31, 2025	$—

Common B Warrant Liability
(in thousands)

Balance at December 31, 2024	$34,963
Change in fair value	10,521
Net exercise and conversion into common stock upon closing of IPO	(45,484)
Balance at March 31, 2025	$—

5.
Short-Term and Long-Term Investments

The following represents a summary of the estimated fair value of short-term and long-term investments at March 31, 2025 and December 31, 2024:

	At March 31, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury bills	$188,929	$90	$—	$189,019
Long-term investments
U.S. Treasury notes	63,854	150	—	64,004
Total	$252,783	$240	$—	$253,023

	At December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury bills	$73,078	$65	$—	$73,143
Total	$73,078	$65	$—	$73,143

6.
Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Accounts receivable	$9,176	$12,112
Less: allowance for credit losses	(116)	(116)
Accounts receivable, net	$9,060	$11,996

The following table provides a reconciliation of the changes in the allowance for estimated credit losses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$116	$46
Provision for expected credit losses	—	17
Balance at end of period	$116	$63

7.
Inventories, Net

Inventories consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Raw materials	$6,804	$7,087
Work in process	1,595	637
Finished goods	7,763	5,946
Less: Obsolete and expired inventories	(432)	(350)
Inventories, net	$15,730	$13,320

8.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Prepaid expenses	$3,439	$2,982
Interest receivable	1,953	233
Other current assets	260	817
Prepaid expenses and other current assets	$5,652	$4,032

9.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Manufacturing equipment	$6,695	$6,252
Leasehold improvements	830	810
Furniture	939	924
Computer equipment	308	308
Construction in progress	2,299	1,735
Total cost	11,071	10,029
Less: Accumulated depreciation and amortization	(5,556)	(5,253)
Property and equipment, net	$5,515	$4,776

Depreciation expense for the three months ended March 31, 2025 and 2024 was $0.3 million for each period.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Accrued employee compensation and benefits	$6,002	$9,942
Accrued professional fees	1,240	2,119
Accrued sales returns, rebates and patient assistance	941	1,502
Product warranty liability	871	657
Accrued inventory in transit	652	530
Accrued royalties	415	741
Other current liabilities	444	337
Accrued expenses and other current liabilities	$10,565	$15,828

Reconciliations of the changes in the Company’s product warranty liability, which is included in other current liabilities, were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Product warranty liability at beginning of period	$657	$22
Warranty expense	606	166
Warranty fulfillment	(392)	(77)
Product warranty liability at end of period	$871	$111

11.
Convertible Preferred Stock and Warrants

The Company previously issued Series A Preferred Stock, Series A-2 Preferred Stock, Series B Preferred Stock, Series B-2 Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, and Series E Preferred Stock (collectively, the “Preferred Stock”).

Upon issuance of each class of Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance date of each class of Preferred Stock but did identify contingent beneficial conversion features on each class of Preferred Stock related to the down round protective provisions. Although down round protection was triggered with the down round issuances of both the Series C and Series D Preferred Stock, the contingent beneficial conversion features were not triggered and therefore did not require recognition by the Company. Upon the adoption of ASU 2020-06, the Company recorded an adjustment to reflect the cumulative effect of the down rounds triggered with the issuance of the Series C and Series D Preferred Stock, resulting in a $12.3 million adjustment to retained earnings. In November 2024, the Company issued and sold 4,352,393 shares of Series E Preferred Stock, at a price of $13.79 per share, for gross proceeds of $60.0 million. The Company incurred issuance costs in connection with this transaction of $0.3 million. The Series E Preferred Stock has an Original Issuance Price and Conversion Price (each as defined in the Company’s certificate of incorporation) per share of $13.79.

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

On January 31, 2025 upon the closing of the IPO, all 17,228,954 outstanding shares of the Company's convertible preferred stock were converted into 19,827,003 shares of common stock, and the carrying value of $321.4 million was reclassified to stockholders’ equity (deficit). All 3,196,025 outstanding warrants to purchase shares of Series C Preferred Stock and Class B Common Stock were converted into 3,369,473 shares of common stock, and the carrying value of $57.3 million was reclassified to stockholders’ equity (deficit).

Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

12.
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

The Company grants equity classified stock options for the purchase of common stock. Stock options granted under the 2016 Plan with service-based vesting conditions typically vest over four years based on continuous service and expire after ten years. The total number of shares of common stock that may be issued under the 2016 Plan was 5,590,955 shares as of March 31, 2025. Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future grant under the 2016 Plan.

The exercise price for stock options granted may not be less than the fair value of common stock as determined by the Board as of the date of grant. The Board values the Company’s common stock taking into consideration the most recent sales of the Company’s preferred stock, results obtained from contemporaneous third-party valuations and additional factors the Company deems relevant and which may have changed since the date of the most recent valuation through the date of grant.

2025 Equity Incentive Plan

On January 21, 2025, the Company’s board of directors adopted and the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective on the date immediately preceding the date on which the Company’s registration statement was declared effective by the U.S. Securities and Exchange Commission (“SEC”). The 2025 Plan replaced the 2016 plan, as the Company’s board of directors has determined to not make additional grants under the 2016 Plan following the closing of the IPO. However, the 2016 Plan will continue to govern outstanding equity awards granted under the 2016 Plan. The 2025 Plan allows the Company to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”), performance awards and other awards. The number of shares initially available for issuance under awards granted pursuant to the 2025 Plan is 12,016,744.

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended March 31,
	2025	2024
Fair value of common stock	$13.99	$9.59
Risk-free interest rate	4.26%	4.18%
Expected term (in years)	5.97	6.03
Expected volatility	96.84%	85.47%
Expected dividend yield	0%	0%

The following table summarizes stock option activity for the three months ended March 31, 2025:

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	5,667,555	$6.98	7.6	$22,929
Granted	2,622,298	$11.40
Exercised	(14,621)	$6.73
Forfeited or cancelled	(52,259)	$8.39
Expired	(6,421)	$7.26
Outstanding at March 31, 2025	8,216,552	$8.38	8.2	$46,213
Vested and expected to vest at March 31, 2025	8,216,552	$8.38	8.2	$46,213
Options exercisable at March 31, 2025	3,238,059	$7.03	6.6	$19,792

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 were $0.2 million and not significant, respectively.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $9.46 per share and $12.43 per share, respectively. The total fair value of shares vested during the three months ended March 31, 2025 and 2024 was $1.8 million and $1.2 million, respectively.

The following table summarizes the non-vested stock options that were outstanding as of March 31, 2025 and December 31, 2024:

		Weighted- Average
	Number of Options	Exercise Price

Non-vested options, March 31, 2025	4,978,493	$9.26
Non-vested options, December 31, 2024	2,797,887	$6.86

The following table summarizes RSU activity under the Company's incentive plans:

		Weighted- Average
	Number of Shares	Grant Date Fair Value

RSUs outstanding, December 31, 2024	—	$—
Granted	943,306	$14.65
Cancelled	(6,243)	$14.67
RSUs outstanding, March 31, 2025	937,063	$14.65

Stock-Based Compensation Expense

Stock-based compensation expense by type and financial statement line is included in the Company’s statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Options	$2,483	$1,357
RSUs	321	—
Total stock-based compensation expense	$2,804	$1,357

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of sales	$106	$71
Research and development	502	263
Sales and marketing	801	288
General and administrative	1,395	735
Total stock-based compensation expense	$2,804	$1,357

As of March 31, 2025, total unrecognized stock-based compensation expense related to the unvested stock-based awards was $47.9 million, which is expected to be recognized over a weighted-average period of 9.2 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by the Board in January 2025. The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Eligible employees may contribute, through payroll deductions, up to 15% of their earnings for the purchase of common stock under the ESPP. The purchase price of common stock under the ESPP is the lesser of: (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Generally, offerings under the ESPP consist of a two-year offering period with four six-month purchase periods which begin in May and November of each year. The Company has not conducted any offerings under the ESPP.

13.
Employee Benefit Plan

The Company maintains a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees. Each participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. Under the terms of the Plan, the Company matches 100% of the first 6% of employee contributions. During the three months ended March 31, 2025 and 2024, the Company contributed $0.7 million and $0.5 million, respectively, to the 401(k) Plan.

14.
Income Taxes

During the three months ended March 31, 2025 and 2024, the Company did not record income tax benefits for the net operating losses (“NOLs”) incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The Company does not have any foreign operations and therefore has no foreign income taxes.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. As of March 31, 2025, there were no pending tax examinations and the Company currently is not under tax examination in any tax jurisdiction. The Company is open to future tax examination under statute by the IRS from 2021 to present and by most state tax authorities from 2020 to present. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and research and development credits were generated and carried forward, and make adjustments to the amount of the NOL and research credits carryforwards.

15.
Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities.

Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. The impact of all potentially dilutive shares which are anti-dilutive are excluded from the calculation of net loss per share. Potentially dilutive common stock equivalents are comprised of convertible preferred stock, calculated using the if-converted method, stock options to purchase common stock, RSUs, warrants to purchase Series C Preferred Stock and warrants to purchase Class B common stock, each calculated using the treasury stock method. Potentially dilutive securities not included in the calculation of diluted net loss per share, are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2025	2024
Convertible preferred stock (as converted into shares of common stock)	—	9,328,870
Stock options to purchase common stock	7,282,494	5,656,789
Warrants to purchase Series C convertible preferred stock	—	697,885
Warrants to purchase Class B common stock	—	3,310,052
RSUs	937,063	—
Total	8,219,557	18,993,596

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(28,656)	$(12,449)
Denominator:
Weighted-average Class A common stock outstanding, diluted	—	2,989,847
Weighted-average Class B common stock outstanding, diluted	—	2,983,117
Weighted-average Class C common stock outstanding, diluted	—	48,918
Weighted-average common stock outstanding, basic and diluted	30,714,769	—

Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$(2.07)

16.
Leases

In May and November 2023, the Company entered into two separate lease agreements for a total of approximately 8,500 square feet of office space in San Diego, California. These leases will expire in July 2025 and February 2027, respectively. The larger of the two leases has one option to extend the lease term for an additional five years. The option to extend the lease term was not included in the right-of-use asset and lease liability as it was not reasonably certain of being exercised.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease cost–fixed	$415	$324
Operating lease cost–variable	44	46
Short-term lease expense	4	5
Total lease expense	$463	$375

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2025 and 2024.

The weighted-average remaining lease term and discount rate were as follows:

March 31, 2025
Weighted-average remaining lease term	6.15 years
Weighted-average discount rate	6.77%

Future lease payments under non-cancellable leases as of March 31, 2025 were as follows:

(in thousands)
Year Ending December 31,
2025	$1,183
2026	1,532
2027	929
2028	1,050
2029 and thereafter	4,010
Total future lease payments	8,704
Less: imputed interest	(1,730)
Total lease liabilities	$6,974

17. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business.

The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations, financial condition or cash flows.

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

In connection with entering into phase 2 of the collaboration, during the twelve months ended December 31, 2024, under its clinical supply arrangement the Company ordered clinical material totaling $0.9 million for phase 2 clinical trials and paid a deposit equal to 30% of the estimated clinical material costs, which was recognized in prepaid expense and other current assets in the unaudited condensed balance sheets. As of March 31, 2025, the clinical material has been delivered to the Company and the remaining payment of $0.6 million was made in March 2025.

18. Related Party Transactions

Boston University

Edward Damiano, Ph.D., the former Co-Founder and Executive Chairman of the Company, was affiliated with Boston University (“BU”) during the execution and amendments of key agreements and currently serves as a volunteer research professor. Under the agreements, BU and Dr. Damiano are entitled to a specified percentage of royalties from net sales of licensed products.

In December 2015, the Company executed hardware and software license agreements with the Trustees of BU under which the Company received exclusive, non-transferable, sublicensable, worldwide, royalty-bearing licenses to certain patent rights and copyrights.

The Company incurred $0.5 million of royalties expense under the Control Algorithm Agreement during each of the three months ended March 31, 2025 and 2024, which was included as a component of cost of sales in the Company’s statements of operations and comprehensive loss.

Under the agreements, the Company is responsible for all costs related to the amendment, prosecution and maintenance of the licensed patent rights. During each of the three months ended March 31, 2025 and 2024, the Company did not owe BU any amounts and paid an immaterial amount to BU for legal costs in connection with the agreements.

As of March 31, 2025 and December 31, 2024, $0.4 million and $0.7 million, respectively, were due to BU from the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report, our financial statements and the related notes thereto for the fiscal year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our2024 Annual Report filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our planned investments in our research and development, sales and marketing and general administrative functions, and our current plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

Our initial commercialization efforts for the iLet are in type 1 diabetes (T1D), an indication for which we received FDA clearance in patients six and older in May 2023, in the United States. T1D is an autoimmune disorder that often develops during childhood or adolescence, but can occur at any age, and arises from a person’s immune system attacking and destroying the insulin-producing beta cells in the pancreas. According to the Centers for Disease Control and Prevention (CDC), there are approximately 1.8 million people with T1D currently in the United States, all of whom require daily insulin replacement to manage their disease. We believe that one of the principal causes of suboptimal outcomes as it relates to disease management is the complexity of the user experience with most currently available insulin pumps and hybrid closed-loop systems, which has kept the majority of PWD from adopting them despite the improved disease management they can offer. These systems require PWD to set and to periodically adjust several insulin pump parameters, to quantify daily carbohydrate intake, and to frequently calculate proper doses of insulin for their pump to deliver. We believe this complexity, and the constant engagement that is required in order to enjoy the full therapeutic benefits that these systems can offer, limits their uptake to a subset of PWD and to subspecialty healthcare providers (HCPs). We believe that approximately one-third of people with T1D in the United States utilize insulin pumps or hybrid closed-loop systems to receive their daily insulin, while the majority receive their daily insulin via MDI, which is less complex, but often less effective, and has been shown to be associated with higher HbA1c levels. This is based on our internal estimates factoring epidemiologic data from government and leading industry organizations such as the CDC (to establish the overall size of the T1D population) and industry sales data from public filings and disclosures made by the leading device manufacturers (Medtronic, Tandem and Insulet, who collectively hold approximately 96% market share) and aggregated by third-party data service providers (to provide independent estimates of both overall device penetration of various diabetes populations). Our initial commercial results suggest that the iLet’s value proposition is resonating strongly within the MDI population as approximately 71% and 66% of the iLet’s adoption through March 31, 2025 and 2024, respectively, came from PWD who were previously utilizing MDI.

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

By contrast, PBP reimbursement requires the user and insurance carrier to make a small upfront payment and reimbursement, respectively, for the iLet, allowing for a potentially higher rate of adoption by PWD. The insurance carrier then makes larger reimbursement payments for the purchase of single-use products, with the user’s payments for the single-use products being generally consistent with what the user would likely pay for single-use products in DME reimbursement. As a result, we recognize a small amount of revenue at or around the date the iLet is sold in the PBP channel and we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to then start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For the three months ended March 31, 2025 and 2024, PBP channel sales represented 22% and 6% of net sales, respectively.

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

In addition to our commercialized product and to maintain our competitive position in the marketplace, we intend to continue investing in disruptive technologies through our experienced research and development team. We are in the early stages of developing an insulin pump that adheres directly to the skin and administers insulin without the need for tubing, commonly known in the diabetes industry as a “patch pump.” We are also in the early stages of developing a first-of-its-kind bihormonal configuration of the iLet, which combines automated delivery of insulin and glucagon, the BG-raising hormone that protects against low blood sugar, or hypoglycemia, with adaptive closed-loop algorithms where all doses of both hormones are autonomously determined. As part of our development plans, we are conducting a clinical trial to assess the pharmacokinetics (PK) and pharmacodynamics (PD) of our glucagon product candidate (the PK-PD Trial). The PK-PD Trial is intended to enable us to bridge our previous bihormonal clinical data, which tested prior formulations of glucagon in three pre-pivotal inpatient and six pre-pivotal outpatient clinical trials, to our glucagon product candidate. In March 2025, we began enrolling patients into the PK-PD Trial in Canada. We also intend to pursue the development of the iLet for expanded patient populations and indications, such as people with type 2 diabetes (T2D), as we believe the size and composition of this population make it a compelling opportunity.

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

Key Factors Affecting Our Performance

We believe that our financial performance has been and in the foreseeable future will continue to be primarily driven by the following factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described in the section under Part II. Item 1A. “Risk Factors.”

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

We are pursuing a multi-channel coverage and reimbursement strategy to maximize access to the iLet within the T1D population, provide flexibility for PWD in choosing their device and provide PWD with advantageous coverage and reimbursement terms. We are working with payors to establish coverage and reimbursement under both the DME and PBP channels as we believe this strategy increases access and optimizes the potential for better medical outcomes for PWD through the adoption of the iLet. The DME and PBP channels for the iLet and its single-use products entail different payment outlays and therefore differentially impact PWD and our financial results. When considering the overall economics over the lifetime of each iLet, sales through the DME channel generally result in higher upfront cash flows from the large, upfront payment and reimbursement for the iLet, but lead to lower cash flows over time as the user purchases the necessary single-use products. By contrast, sales through the PBP channel generally result in lower upfront cash flows from the small payment and reimbursement for the iLet, but lead to higher cash flows over time as the user purchases the necessary single-use products. This is because single- use products under the PBP channel are sold at a much higher per unit cost than under the DME. As a result of a small amount of revenue recognized at or around the date the iLet is sold in the PBP channel, we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For three months ended March 31, 2025 and 2024, PBP channel sales represented 22% and 6%, respectively, of net sales. When comparing sales through the DME and PBP channels, we expect sales through the PBP channel will have a more favorable economic impact on our financial results over the lifetime of the iLet. To the extent that our mix of channel reimbursement fluctuates, our financial results may vary from period to period.

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

Macroeconomic Factors, Global Supply Chain Challenges and Inventory

Our costs are subject to fluctuation, and we continue to evaluate contributing factors, specifically those leading to inflationary cost increases in logistics, price of raw materials (components of the iLet), cost of labor, transportation and operating supplies. While we are experiencing higher raw material, labor, transportation, and operating supply costs, we intend to continue to work to improve productivity to help offset these costs as we navigate these global macroeconomic challenges, including tariffs or other trade measures, future bank failures, increased geopolitical tensions between the United States. and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability.

We currently rely on a number of suppliers who manufacture the components of the iLet and obtain them on a purchase order basis. We have a supply agreement with Unomedical for the production of infusion sets for our iLet, a contract manufacturing agreement with PMC SMART Solutions LLC (PMC) for the manufacture of our cartridge connectors and a supplier quality agreement with Maxon Precision Motors, Inc. (Maxon) for the supply of pump motors for our iLet. Unomedical, PMC and Maxon are our only suppliers of infusion sets, cartridge connections and pump motors, respectively. For additional information regarding the risks of our reliance on these suppliers, please see the section under Part II. Item 1A. “Risk Factors—Risks Related to Manufacturing and Our Reliance on Third Parties.”

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

Research and Development

Our research and development expenses primarily consist of engineering and research expenses related to the iLet clinical trials, regulatory expenses and personnel-related expenses, such as salaries, bonuses, stock-based compensation expense and benefits for our employees in the research and development function. We also incur research and development expenses for payments made under third-party licensing agreements, supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, and other indirect costs. We expense research and development costs as incurred. In the first quarter of 2025, we began to track research and development expenses by individual product candidate.

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

General and Administrative

General and administrative expenses primarily consist of personnel-related costs, including salaries, bonuses, stock-based compensation expense and benefits for our personnel in executive, legal, finance and accounting, human resources, information technology, quality assurance and other administrative roles. We additionally incur expenses related to patent filings, legal fees for patent and corporate matters, as well as other professional fees for accounting, auditing, consulting and tax services. Other expenses include insurance, travel, facilities, depreciation and other expenses not otherwise included in research and development or sales and marketing expenses. We anticipate a significant increase in general and administrative expenses for the foreseeable future due to additional costs associated with operating as a public company. These include increased expenses for professional services, director and officer insurance, investor and public relations and compliance with SEC rules and regulations and exchange listing standards.

Other Income (Expense)

Our other income (expense) consists of (i) interest income, (ii) other income and (iii) change in fair value of warrant liabilities.

Interest Income

Interest income consists of cash interest earned on our cash, cash equivalents and short-term and long-term investment balances.

Other Income

Other income consists of miscellaneous income unrelated to our core operations.

Change in Fair Value of Warrant Liabilities

In connection with our February 2022 Series C preferred stock financing, we granted warrants (Series C Warrants) to certain investors to purchase additional shares of our Series C convertible preferred stock. In connection with our August 2023 Series D preferred stock financing, we granted warrants to certain investors to purchase shares of our Class B common stock (Class B Warrants, and together with the Series C Warrants, the Warrants). These Warrants were classified as liabilities on our balance sheet and initially recorded at fair value on the grant date. They are subsequently remeasured to fair value at the end of each reporting period, with changes in the fair value recognized as a component of other income (expense), net. We continued to recognize changes in fair value of the warrant liabilities until the Warrants were exercised prior to the completion of our IPO. The Warrants are no longer outstanding. For additional information, see Note 4 of our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Net sales	$17,639	$12,933	$4,706	36%
Cost of sales	8,668	5,732	2,936	51%
Gross profit	8,971	7,201	1,770	25%
Operating expenses:
Research and development(1)	7,590	5,479	2,111	39%
Sales and marketing(1)	13,402	7,663	5,739	75%
General and administrative(1)	6,621	3,512	3,109	89%
Total operating expenses	27,613	16,654	10,959	66%
Loss from operations	(18,642)	(9,453)	(9,189)	97%
Other income (expense):
Interest income	2,436	1,139	1,297	*
Other Income	-	4	(4)	*
Change in fair value of warrant liabilities	(12,450)	(4,139)	(8,311)	*
Total other expense, net	(10,014)	(2,996)	(7,018)	*
Net loss	$(28,656)	$(12,449)	$(16,207)	100%

* Not meaningful

(2)
Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of sales	$106	$71
Research and development	502	263
Sales and marketing	801	288
General and administrative	1,395	735
Total stock-based compensation expense	$2,804	$1,357

Net Sales

Net sales for the three months ended March 31, 2025 was $17.6 million, compared to $12.9 million for the three months ended March 31, 2024. This $4.7 million increase in net sales was driven by an increase in the number of single-use products sold. With the increase in the installed customer base, iLet users' consumption of associated single-use products, which are disposed of and replaced every 2-3 days, also increased proportionally. For the three months ended March 31, 2025, single-use products sales accounted for 43% of net sales, up from 18% of net sales as of the three months ended March 31, 2024.

Our net sales for the three months ended March 31, 2025, were generated from customers within our DME and PBP channels, which represented 78% and 22% of net sales, respectively. Our net sales for the three months ended March 31, 2024, were generated from customers within our DME and PBP channels, which represented 94% and 6% of net sales, respectively. The increase in sales within the PBP channel was primarily driven by expanded pharmacy benefit coverage for the iLet, enabled by the execution of contracts with pharmacy benefit managers (PBMs) and resulted in a higher proportion of new patient starts being reimbursed through the PBP channel.

Cost of Sales

Cost of sales was $8.6 million for the three months ended March 31, 2025, compared to $5.7 million for the three months ended March 31, 2024. This $2.9 million increase in cost of sales was primarily driven by higher sales volume in single-use products than the same period in 2024. This increase in the cost of sales also includes a $0.4 million increase in our product warranty expenses due to a higher installed customer base in the first quarter of 2025 as compared to 2024.

Gross Profit and Margin

Gross profit was $9.0 million for the three months ended March 31, 2025, compared to $7.2 million for the three months ended March 31, 2024. Gross margin was 51% for the three months ended March 31, 2025, compared to 56% in the three months ended March 31, 2024. The increase in gross profit was predominantly driven by higher sales volume, however, the decrease in gross margin percentage was primarily driven by the shift in the sales channels in which revenue was generated from customers. In the first quarter of 2025, a higher percentage of the new patients starts were through the PBP channel when compared to the same period in 2024. PBP reimbursement involves a smaller upfront payment by the user and insurance carrier for the iLet than in the DME channel, which negatively impacts gross margin when the percentage of new patient starts is higher in the PBP channel.

Research and Development Expenses

Research and development expenses were $7.6 million for the three months ended March 31, 2025, compared to $5.5 million for the three months ended March 31, 2024. This increase of $2.1 million was primarily attributable to a $1.1 million increase in engineering, materials, and clinical trial related expenses incurred for the development of our patch pump, bihormonal configuration of the iLet and incremental software and product updates. The remaining increase is attributable to a net increase of $0.9 million in payroll-related expenses and $0.1 million in allocated facilities-related expenses driven by an increase in headcount.

The table below summarizes the nature of research and development expense by major expense category:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
External research and development(1)	$1,772	$862	$910	106%
Internal research and development(2)	5,316	4,354	962	22%
Stock-based compensation	502	263	239	91%
Total research and development expense	$7,590	$5,479	$2,111	39%

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

Sales and Marketing Expenses

Sales and marketing expenses were $13.4 million for the three months ended March 31, 2025, compared to $7.7 million for the three months ended March 31, 2024. This increase of $5.7 million was primarily attributable to an increase of $3.6 million in payroll-related costs, including salaries and wages, sales incentive bonuses, and stock-based compensation, as well as an increase of $0.9 million in travel-related expenses, due to an increase in headcount of our sales force and customer care team in connection with the expansion of our sales territories within the United States. The remaining increase includes $0.7 million in HCP-related marketing, training and professional education and $0.5 million in allocated facilities-related expenses driven by an increase in headcount.

General and Administrative Expenses

General and administrative expenses were $6.6 million for the three months ended March 31, 2025, compared to $3.5 million for the three months ended March 31, 2024. This increase of $3.1 million was primarily attributable to an increase of $1.5 million in payroll-related expenses, driven by an increase in headcount following the Company's growth post-commercialization, particularly within our quality assurance team to accommodate the growing demand for the iLet, as well as increased corporate bonus incentives provided to management level employees. The remaining increase is attributable to professional fees, including legal and accounting services of $0.8 million primarily related to our initial public offering, software license fees of $0.4 million, and other operating expenses of $0.4 million.

Other Income (Expense)

Total other expense, net was $10.0 million for the three months ended March 31, 2025, compared to $3.0 million for the three months ended March 31, 2024. This increase of $7.0 million was attributable to a $8.3 million increase in expense from the change in fair value of our warrant liabilities due to changes in inputs associated with the fair value measurement immediately prior to our initial public offering. This was partially offset by a $1.3 million increase in interest income from our short-term and long-term investments.

Selected Quarterly Financial Information

The following tables set forth our selected unaudited quarterly statements of operations data for each of the eight quarters in the period ended March 31, 2025. The information for each of these quarters has been prepared in accordance with GAAP, on a basis consistent with our unaudited condensed financial statements included elsewhere in this Quarterly Report and our audited financial statements included in our 2024 Annual Report and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations for the periods presented, with the exception of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), which is a non-GAAP financial measure discussed below. Our historical quarterly results are not necessarily indicative of the results that may be expected in the future and these quarterly results are not necessarily indicative of our operating results for a full year. The following quarterly financial information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report.

The following tables set forth our selected unaudited quarterly statements of operations data for the periods presented:

	Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
	(unaudited)
	(in thousands, except percentages)
Net sales	$15,046	$16,705	$20,440	$17,639
Cost of sales(1)	6,962	7,791	8,751	8,668
Gross profit	8,084	8,914	11,689	8,971
Gross margin	53.7%	53.4%	57.2%	50.9%
Operating expenses:
Research and development(1)	6,350	5,141	9,214	7,590
Sales and marketing(1)	8,974	9,645	10,804	13,402
General and administrative(1)	4,544	5,105	4,708	6,621
Total operating expenses	19,868	19,891	24,726	27,613
Loss from operations	(11,784)	(10,977)	(13,037)	(18,642)
Other income (expense):
Interest income	993	826	951	2,436
Other expense	(2)	(4)	—	—
Change in fair value of warrant liabilities	(3,670)	419	(6,022)	(12,450)
Total other income (expense), net	(2,679)	1,241	(5,071)	(10,014)
Net loss	$(14,463)	$(9,736)	$(18,108)	$(28,656)

Adjusted EBITDA	$(9,985)	$(8,671)	$(11,254)	$(15,535)

	For the Three Months Ended
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
	(unaudited)
	(in thousands, except percentages)
Net sales	$552	$3,093	$8,350	$12,933
Cost of sales(1)	531	1,868	3,288	5,732
Gross profit	21	1,225	5,062	7,201
Gross margin	—	39.6%	60.6%	55.7%
Operating expenses:
Research and development(1)	3,762	3,854	4,460	5,479
Sales and marketing(1)	2,103	3,327	5,618	7,663
General and administrative(1)	3,171	2,826	3,351	3,512
Total operating expenses	9,036	10,007	13,429	16,654
Loss from operations	(9,015)	(8,782)	(8,367)	(9,453)
Other income (expense):
Interest income	68	393	1,251	1,139
Other expense	(13)	—	(55)	4
Change in fair value of warrant liabilities	2,010	(291)	(11,677)	(4,139)
Total other income (expense), net	2,065	102	(10,481)	(2,996)
Net loss	$(6,950)	$(8,680)	$(18,848)	$(12,449)

Adjusted EBITDA	$(7,103)	$(7,218)	$(6,554)	$(7,806)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
	(unaudited)
	(in thousands)
Cost of sales	$61	$69	$74	$106
Research and development	287	294	300	502
Sales and marketing	390	472	511	801
General and administrative	762	1,141	666	1,395
Total stock-based compensation expense	$1,500	$1,976	$1,551	$2,804

	For the Three Months Ended
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
	(unaudited)
	(in thousands)
Cost of sales	$73	$76	$90	$71
Research and development	554	300	370	263
Sales and marketing	117	175	248	288
General and administrative	857	715	868	735
Total stock-based compensation expense	$1,601	$1,266	$1,576	$1,357

Adjusted EBITDA

In addition to our financial results determined in accordance with GAAP, we believe the following adjusted EBITDA non-GAAP measure is useful in evaluating our operating performance. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for adjusted EBITDA to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the eight quarters in the period ended March 31, 2025:

	For the Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
	(unaudited)
	(in thousands)
Net loss	$(14,463)	$(9,736)	$(18,108)	$(28,656)
Add:
Depreciation expense	299	333	232	303
Stock-based compensation expense	1,500	1,977	1,551	2,804
Interest income	(993)	(826)	(951)	(2,436)
Provision for state taxes	2	—	—	—
Change in fair value of warrant liabilities	3,670	(419)	6,022	12,450
Adjusted EBITDA	$(9,985)	$(8,671)	$(11,254)	$(15,535)

	For the Three Months Ended
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
	(unaudited)
	(in thousands)
Net loss	$(6,950)	$(8,680)	$(18,848)	$(12,449)
Add:
Depreciation expense	311	298	292	287
Stock-based compensation expense	1,601	1,266	1,576	1,357
Interest income	(68)	(393)	(1,251)	(1,139)
Provision for state taxes	13	—	—	—
Change in fair value of warrant liabilities	(2,010)	291	11,677	4,139
Adjusted EBITDA	$(7,103)	$(7,218)	$(6,554)	$(7,805)

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

Selected Quarterly Trends

Net sales

Our quarterly net sales increased from the second quarter 2023 to the fourth quarter 2024, primarily due to an increase in the number of patients adopting the iLet resulting in an increase in installed customer base. The increase in installed customer base also contributes to an influx in net sales of single-use products that are disposed of and replaced every 2-3 days. Our quarterly net sales decreased from the fourth quarter 2024 to the first quarter 2025 primarily driven by seasonality and product mix, with an increase in the proportion of lower-revenue single-use products sold.

Cost of sales

Our quarterly cost of sales increased from the second quarter 2023 to the fourth quarter 2024, primarily due to an increase in the number of patients adopting the iLet, resulting in a higher installed customer base and additional product warranty liability. The increase in net sales from the iLet also contributed to an increase in cost of sales from royalties expense, which are based on a percentage of net sales. Our quarterly cost of sales decreased from the fourth quarter 2024 to the first quarter 2025 primarily driven by product mix, which included more single-use products at a lower margin.

Gross Margin

Gross margin increased from the second quarter 2023 to the fourth quarter 2023 primarily due to growth in Net Sales. Gross margin then decreased from the fourth quarter 2023 to the first quarter 2025 primarily due to a higher percentage of the new patients starts reimbursed through the PBP channel. In the fourth quarter of 2023 through the third quarter of 2023, a mid-single digit percentage of our new patient starts were reimbursed through the PBP channel, compared to a low-teens percentage in the fourth quarter of 2024. For the three months ended March 31, 2025, a low-twenties percentage of our new patient starts were reimbursed through the PBP channel. The PBP channel, in contrast with the DME channel, recognizes less revenue in the fiscal quarter when the iLet is sold.

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

Our general and administrative expenses increased in all periods presented, except the third quarter of 2023, primarily due to increases in payroll-related expenses driven by headcount increases in our quality assurance team, and public company costs, including accounting and audit services, insurance premiums and legal expenses, as well as expenses incurred for operational overhead expenses to meet the growing demand for the iLet.

Adjusted EBITDA

Our quarterly Adjusted EBITDA increased from the second quarter 2023 to the fourth quarter of 2023 primarily due to an increase in Net Sales and Gross Profit. Our quarterly Adjusted EBITDA decreased from the fourth quarter of 2023 to the third quarter of 2024 primarily due to increases in Sales & Marketing and Research & Development expenses. The decrease in Adjusted EBITDA from the third quarter of 2024 to the fourth quarter of 2024 was primarily driven by a $3.0 million milestone payment made to Xeris in the fourth quarter of 2024 for the achievement of certain developmental milestones. The decrease in Adjusted EBITDA from the fourth quarter of 2024 to the first quarter of 2025 was primarily driven by an increase in the change in fair value of warrant liabilities and an increase in stock compensation expenses as a result of additional headcount.

Key Business Metrics

We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that the following metrics are representative of our current business:

	Three Months Ended March 31,
	2025	2024
New patient starts	3,853	2,597
New patient starts from MDI as a percentage of total new patient starts	71%	66%
Installed customer base	19,151	4,901

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

In the three months ended March 31, 2024, a low-single digit percentage of our new patient starts were reimbursed through the PBP channel. In the three months ended March 31, 2025, a low-twenties percentage of our new patient starts were reimbursed through the PBP channel. The increase in new patient starts through the pharmacy benefit pathway reflects enhanced formulary access and broader pharmacy coverage for iLet. These improvements are primarily attributable to the execution of contracts with key PBMs.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock, raising an aggregate of approximately $356.6 million of gross proceeds, including net proceeds of approximately $101.7 million from the issuance and sale of our Series D convertible preferred stock in August 2023 and approximately $59.7 million from the issuance and sale of our Series E convertible preferred stock in November 2024. In January 2025, we completed our initial public offering and a concurrent private placement, pursuant to which we received aggregate net proceeds of approximately $190.4 million and approximately $15.6 million, respectively, in each case after deducting underwriting discounts, commissions, and other offering expenses. We have also received payments in connection with collaboration agreements and government grants, receiving $6.1 million to date from these types of arrangements, as well as from the sale of the iLet and single-use products utilized with the iLet from our contracts with customers. As of March 31, 2025, we had cash, cash equivalents and short-term and long-term investments of $295.5 million.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(19,975)	$(12,144)
Net cash (used in) provided by investing activities	(179,122)	7,644
Net cash provided by financing activities	211,119	6
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,022	$(4,494)

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $20.0 million, primarily resulting from our net loss of $28.7 million and net cash used by changes in our operating assets and liabilities of $6.5 million. This was partially offset by non-cash charges of $15.2 million, including $12.5 million attributable to the change in fair value of our warrant liabilities as a result of the remeasurement, $2.8 million in stock-based compensation expense due to increase in headcount, $0.3 million in amortization of operating lease right-of-use asset, $0.3 million in depreciation expense, $0.1 million in provision for excess and obsolete inventory and $0.1 million in provision for net realizable value of inventory, partially offset by the $0.9 million in accretion of discount on short-term investments. Changes in our operating assets and liabilities for the three months ended March 31, 2025 are primarily attributable to a $2.6 million increase in inventories from the growth in commercial sales. Additionally, there was a $1.6 million increase in prepaid expenses and other current assets attributable to directors and officers insurance premiums, prepaid material components, and software license renewals, a $0.1 million increase in accounts payable, a $5.3 million decrease in accrued expenses and other current liabilities from the payout of the 2024 accrual bonus, and a $0.3 million decrease in operating lease liabilities. These were partially offset by a $2.9 million decrease in accounts receivable due to collections and a $0.5 million increase in deferred revenue.

During the three months ended March 31, 2024, net cash used in operations was $12.1 million, primarily attributable to our net loss of $12.4 million and net cash used by changes in our operating assets and liabilities of $4.9 million. The net cash used by changes in our operating assets and liabilities was partially offset by non-cash charges of $5.2 million, including $4.1 million attributable to the change in the fair value of our warrant liabilities during the year, $1.4 million in stock-based compensation expense due to increase in headcount, $0.3 million in depreciation expense and $0.3 million in amortization of operating lease right-of-use asset, partially offset by the $0.9 million in accretion of discount on short-term investments. For three months ended March 31, 2024, net cash used from changes in our operating assets and liabilities was primarily attributable to a $1.9 million increase in accounts receivable due to an increase in commercial sales of the iLet and a $2.4 million increase in inventories from the growth in commercial sales. Additionally, there was a $1.1 million increase in prepaid expenses and other current assets attributable to prepaid material components, software license renewals and clinical supply purchases, a $0.2 million decrease in accrued expenses and other current liabilities and a $0.2 million decrease in operating lease liabilities. These were partially offset by a $0.4 million increase in accounts payable and a $0.5 million increase in deferred revenue.

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $179.1 million, primarily attributable to $142.9 million in purchases of short-term investments and $63.9 million in purchases of long-term investments based on the proceeds received from our IPO in January 2025 as well as $0.3 million in additional investment in property and equipment for additional manufacturing equipment, offset by a $28.0 million in proceeds from maturities and redemptions of short-term investments.

During the three months ended March 31, 2024, net cash used in investing activities was $7.6 million, primarily attributable to a $8.0 million in proceeds from maturities and redemptions of short-term investments, offset by $0.4 million in purchases of short-term investments.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $211.1 million, primarily attributable to the net proceeds of $195.4 million received from our IPO and $15.6 million from the private placement.

During the three months ended March 31, 2024, net cash provided by financing activities was $6,000 related to the exercise of stock options to purchase shares of our common stock.

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
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•
the impact of geopolitical and macroeconomic events, including tariffs or other trade measures, future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on U.S. and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability that may impact our ability to access capital on acceptable terms, if at all.

Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term and long-term investments, as well as cash generated from sales of our products, will be sufficient to fund our projected operating expenses and capital expenditure requirements through the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Other Commitments

Leases

We have entered into various non-cancelable operating leases for certain office, laboratory and manufacturing space. The leases have varying initial lease terms of approximately 1-7 years. For additional information, see Notes 2 and 16 of our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Research and Development Costs

In May 2024, in connection with research and development activities, we entered into an exclusive worldwide License and Collaboration Agreement with Xeris which contains a number of contractual obligations. In consideration for the licenses and other rights granted to us under the License and Collaboration Agreement, we paid Xeris a one-time, non-refundable payment of $0.5 million and a one-time, non-refundable milestone payment of $3.0 million for the achievement of certain developmental milestones. In connection with the arrangement with Xeris, during the twelve months ended December 31, 2024, we ordered $0.9 million in clinical material, covering both material and labor costs, to be used in phase 2 clinical trials and have paid a deposit equal to 30% of the estimated clinical material costs, which is recognized in prepaid expenses and other current assets in the condensed balance sheets. As of March 31, 2025, the clinical material has been delivered to us and the remaining payment of $0.6 million was made in March 2025. In addition, we are required to pay tiered royalties of low double-digit percentages based on net sales of Glucagon Products, subject to certain reductions. For additional information, see the subsection above titled “—License and Collaboration Agreements.” We may continue to incur costs as we progress into Phase 2 and Phase 3 clinical trials.

Royalty Obligations

In connection with the development, production and sale of the iLet, we have entered into certain agreements that obligate us to pay royalties based on specific production or net sales metrics. Among other obligations, certain license agreements with BU require us to pay quarterly royalties of a mid-single-digit percentage based on net sales (and royalties of a low double-digit percentage of net sales by sublicensees), of any products licensed under the agreements, which royalties are creditable against the minimum royalty amount. For additional information on these license agreements with BU, see the subsection above titled “—License and Collaboration Agreements.”

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which are prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Part I. Item 1. Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our unaudited condensed financial statements.

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

•
Fair Value of Our Class B Common Stock—Prior to our initial public offering, our stock was not publicly traded, and therefore we estimated the fair value of our Class B common stock, as discussed in the subsection titled “Determination of Fair Value of Our Class B Common Stock and Series C Convertible Preferred Stock” below.
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

See Part I. Item 1. Note 12 of our unaudited condensed financial statements included elsewhere in this Quarterly Report for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of these assumptions involve inherent uncertainties and generally require significant analysis and judgment to develop. Changes in these assumptions can materially impact the fair value and ultimately how much stock-based compensation expense is recognized.

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

Recent Accounting Pronouncements

A description of recently issued accounting standards that may potentially impact our financial position, results of operations, and cash flows is included in Part I. Item 1. Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

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

We are also a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act because both the market value of our stock held by non-affiliates is less than $700 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of unaudited condensed financial statements in our Quarterly Report on Form 10-Q and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, before investing in our common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business, financial condition, results of operations and prospects. If any of the following risks materialize, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in Item 1A. of our 2024 Annual Report.

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

We have incurred significant operating losses since inception and cannot assure you that we will be able to achieve or sustain profitability.*

Since our inception, we have incurred annual net losses. For the three months ended March 31, 2025 and the year ended December 31, 2024, our net losses were $28.7 million and $54.8 million, respectively. As of March 31, 2025, we had an accumulated deficit of $325.4 million. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, the clinical and regulatory initiatives to maintain and obtain marketing clearance, and the research and development of our current products and product candidates.

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

We are pursuing a multi-channel DME and PBP coverage and reimbursement strategy to maximize access to the iLet within the T1D population, provide flexibility for PWD in choosing their device and provide PWD with advantageous coverage and reimbursement terms. We are working with payors to expand coverage and reimbursement under both DME and PBP channels. The DME and PBP channels for the iLet and its single-use products entail different payment outlays and therefore differentially impact PWD and our financial results. For a more detailed description of the strategy, see the section under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” To the extent that our mix of distribution channels fluctuates, our financial results may vary from period to period. Our ability to generate more revenue in the PBP channel over the patient’s lifespan will be dependent upon the continued use of our products by PWD.

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

We currently rely on sales of our iLet and related single-use products to generate all of our revenue, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.*

We currently generate all of our revenue from the sale of our iLet and related single-use products. Physician awareness of, and experience with, our iLet and related single-use products is currently limited. As a result, our product has limited product and brand recognition within the medical industry for the treatment of T1D. The novelty of our product, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our future prospects. Sales of our iLet and related single-use products may be negatively impacted by many factors, including:

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

Additionally, we are subject to customer concentration risk as a result of our reliance on a relatively small number of DME distributors for a significant portion of our revenues. For the three months ended March 31, 2025, our top four DME distributors represented approximately 52% of our total sales. In order to mitigate this concentration risk, we are actively pursuing our multi-channel DME and PBP coverage and reimbursement strategy. However, we cannot guarantee that we will be successful in executing this strategy and as such, we may need to continue to depend on the sales to a relatively small number of significant customers. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our results of operations and financial condition.

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

Although we consummated our initial public offering and the concurrent private placement, we may need to raise additional funds in the future, and these funds may not be available on acceptable terms, if at all.*

The development of medical devices is capital-intensive. Our operations have consumed substantial amounts of cash since inception. As of March 31, 2025, our cash, cash equivalents and short-term and long-term investments were $295.5 million. In January 2025, we completed our initial public offering and a concurrent private placement, pursuant to which we received aggregate net proceeds of approximately $190.4 million and approximately $15.6 million, respectively, in each case after deducting underwriting discounts, commissions, and other offering expenses. Based on our current and planned use of the net proceeds of our initial public offering and the concurrent private placement and our current cash, cash equivalents and short-term and long-term investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the first half of 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control.

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

Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical tensions, such as the ongoing war in Ukraine, the Israel and Palestine conflict, government actions implemented as a result of either of the foregoing, as well as tensions with and economic uncertainty in China, tariffs and other trade measurers, inflation, interest rates, liquidity concerns at, and failures of, banks and other financial institutions, changes in monetary and fiscal policy and U.S. political developments and other sources of instability. If the equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Market volatility may further adversely impact our ability to access capital as and when needed.

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

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, or other market activities of industry participants. We primarily compete with a number of companies that manufacture and sell insulin pumps, such as Medtronic, Tandem, and Insulet. The iLet has certain characteristics that other insulin pumps manufactured by such competitors, to our knowledge, do not currently have, such as the ability to be initialized with only the user’s body weight, being enabled by algorithms that determine 100% of the user’s insulin doses, no carb counting, an option for pay-as-you-go pharmacy reimbursement and prefilled cartridges. For more information regarding the current commercial landscape for the iLet, see the 2024 Annual Report under Part I. Item 1. “Business—The Commercial Opportunity for the iLet Bionic Pancreas to Address the Unmet Need.” Outside of the insulin pump market, we face competition from a number of companies, medical researchers and pharmaceutical companies that offer or are pursuing competing delivery devices, technologies and procedures, such as prefilled insulin syringes, insulin pens and inhalable insulin products, as well as companies with approved therapeutics or in-development therapeutic candidates impacting diabetes.

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

If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*

In the ordinary course of our business, we and the third parties with whom we work, process sensitive information. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors.

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

The FDA has warned that insulin pumps may have cybersecurity vulnerabilities and could be manipulated by hackers, causing danger to PWD. Successful exploitation of any security vulnerabilities in our iLet products may allow attackers to gain access to the iLet to intercept, modify or interfere with the wireless radio frequency communications to or from our iLet products which could allow attackers to read sensitive data, change pump settings or control insulin delivery. While we take steps designed to detect, mitigate, and remediate vulnerabilities in our iLet product and information systems (such as our hardware and/or software, including that of third parties with whom we work), we have not, and may not in the future, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

We will need to expand our organization, and we may experience challenges in managing this growth as we build our capabilities, which could disrupt our operations.*

As of March 31, 2025, we had 352 full-time employees and 2 part-time employees. We expect to experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of regulatory and clinical affairs and sales, marketing and distribution. To manage our growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. As we expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of investigational devices. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow product revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our investigational devices and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our medical device products, and for the advancement of our preclinical and clinical development programs. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

We source significant quantities of the iLet’s components from international suppliers, with substantial reliance on foreign manufacturers, including China. Tariff policies, particularly those affecting China and medical device products, could materially increase our costs and reduce our profitability, including as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, particularly regarding U.S.-China trade relations and medical device-specific tariffs, present material risks to our operations and financial performance.

The ongoing trade tensions between the United States and China have resulted in multiple rounds of tariffs affecting medical device components, manufacturing equipment, and related supplies. Tariffs on these inputs may significantly increase our manufacturing costs for our current and future products. Should the current tariffs on China hold or additional tariffs be imposed specifically targeting Chinese medical device imports, our production costs could rise significantly, and it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources takes significant time, substantial investment and regulatory approvals. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at medical device products and ingredients as part of broader healthcare cost control or national security initiatives. Unlike consumer goods, medical devices face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly.

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of medical device pricing and reimbursement systems. Our product pricing is established through annual or multi-year contracts with commercial, third-party payors, customers and group purchase organizations, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be up to 36 months away.

Current or future tariffs will also result in increased research and development expenses, including but not limited to increased costs associated with laboratory equipment and research materials . Trade restrictions affecting the import of materials, including components of the bihormonal configuration of the iLet and patch pump, necessary for clinical trials and manufacturing could result in delays to our timelines. Increased costs and extended timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

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

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices and drugs produced under current good manufacturing practices (cGMPs). Furthermore, we rely on CROs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with GCP requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, conducting clinical trials in various countries may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non U.S. CROs and other third party contractors, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

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

The ability to obtain marketing authorization and to commercialize our iLet in its bihormonal configuration requires FDA approval of a glucagon product for chronic use and to obtain marketing authorization of the bihormonal configuration setting of our iLet. In May 2024, we entered into an exclusive collaboration and license agreement with Xeris to facilitate development of a dual-hormone pump for individuals with T1D, whereby we will develop a glucagon product utilizing Xeris’ XeriSol technology for use in our iLet in its bihormonal configuration. In March 2025, we initiated enrollment in our PK-PD Trial in Canada. We will be responsible for obtaining regulatory approval of the glucagon product to be utilized in our iLet, if the bihormonal configuration is authorized for marketing by the FDA. We are highly dependent on the approval of such glucagon product to be able to successfully commercialize our iLet in its bihormonal configuration for the treatment of T1D, if authorized for marketing by the FDA.

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

We are conducting, and may conduct, clinical trials for our glucagon product candidate outside the United States and the FDA may not accept data from such trials.

We are conducting a clinical trial of our glucagon product candidate in Canada and may conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such trial data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCPs requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted.

There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our development plan. In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

•
foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;
•
difficulties staffing and managing foreign operations;

•
compliance with legal requirements applicable to privacy, data protection, information security and other matters;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign taxes, including value-added tax, withholding and payroll taxes; administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
•
foreign exchange fluctuations;
•
manufacturing, customs, shipment and storage requirements;
•
impact of geopolitical events or a public health crisis on our ability to produce our product candidates and conduct clinical trials in foreign countries;
•
potential liability under the Foreign Corrupt Practices Act of 1977, as amended, or comparable foreign regulations; and
•
diminished protection of intellectual property in some countries.

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

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for our glucagon product candidate that we plan to develop for use with our development of a bihormonal configuration of the iLet for the treatment of T1D, as described in the 2024 Annual Report. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act (FDCA). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our glucagon product candidate as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our glucagon product candidate, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, it is possible that third parties may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our glucagon product candidate, or the clinical studies that we submit in our applications seeking approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2), which would substantially harm our business and could have a material adverse effect on our ability to pursue marketing authorization for the bihormonal configuration of our iLet.

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

If we experience pricing pressure for our products and we are unable to reduce our expenses, including the per unit cost of producing our products, there may be a material adverse effect on our business, financial condition, results of operations and cash flows.*

We may experience pricing pressure or decreasing prices for our products as a result of actions or negotiations by managed care organizations and other third-party payors, increased market power of payors, increased competition within our industry, increased competition among suppliers, including manufacturing services providers, as the medical device and biotechnology industries consolidate, and increased volatility due to international trade policies, including tariffs, sanctions and trade barriers. If the prices for our products decrease and we are unable to reduce our expenses, including the cost of sourcing materials, logistics and the cost to manufacture our products, our business, financial condition, results of operations and cash flows will be adversely affected.

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

Our iLet is complex in design and may contain defects that are not detected until use, which could increase our costs, including warranty costs, and reduce our revenue. If our iLet does not perform as expected or the reliability of the technology on which our products is based is questioned, our operating results, reputation and business will suffer.*

Our iLet is complex in design and involves a complex and precise manufacturing process. As a result of the technological complexity of our systems, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in an adverse effect on our ability to achieve acceptable manufacturing yields and product reliability.

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

At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products, including our single-use products, could result in actual expenses that are below those currently estimated. As of March 31, 2025, we accrued approximately $0.9 million so far in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

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

We and third-party collaborators are required to comply with all applicable regulations governing clinical research, including GCP standards and regulations. The FDA and similar foreign regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our third-party collaborators fail to comply with GCP standards and regulations, the clinical trials may be delayed or the data generated in trials may be deemed unreliable and the FDA may require us to perform additional studies before granting us marketing authorization or clearance, if at all. We cannot be certain that, upon inspection, the FDA and similar foreign regulatory authorities will determine that any clinical trials of our products or product candidates comply or complied with applicable regulations, including GCPs. In addition, the FDA may require a large number of test subjects. Our failure or the failure of our third-party contractors to comply with the applicable regulations may require us to repeat studies or trials, which could delay or prevent us from obtaining marketing authorization or clearance for the iLet in other configurations or indications, or for the glucagon drug product candidate for which we will need to obtain approval in order to obtain marketing authorization for a bihormonal configuration of the iLet. Furthermore, our third-party collaborators may be delayed in conducting trials of our iLet for reasons outside of their control.

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
•
The federal Physician Payment Sunshine Act created under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), which requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to any payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives)) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, protected health information, individually identifiable health information, sensitive third-party data, insurance data, and payment data (collectively, sensitive information).

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

Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule titled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which imposes additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions). These restrictions may affect certain business activities, such as vendor engagements, data sales or sharing, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.

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

Risks Related to Ownership of Our Common Stock

The trading price of our common stock may be volatile, and you could lose all or part of your investment.*

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
•
general political, economic, industry and market conditions, tariffs or other trade measures, future bank failures, increased geopolitical tensions between the United States. and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on U.S and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability; and
•
changes in accounting principles.

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

Moreover, holders of an aggregate of approximately 27.0 million shares of common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 under the Securities Act, or until the rights terminate pursuant to the terms of the stockholder agreements between us and such holders. Additionally, we have registered all shares of common stock subject to equity awards issued or reserved for future issuance under our equity compensation plans on a registration statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates under Rule 144 under the Securities Act and the market standoff provisions and lock-up agreements described above. Any sales of securities by these stockholders could have a negative impact on the trading price of our common stock.

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

We may be subject to adverse legislative or regulatory changes in tax laws, and there are uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations, any of which could materially affect our tax obligations and effective tax rate.*

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made. New income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the IRA made many significant changes to U.S. tax laws. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. In the United States, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future worldwide tax expense.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. Compliance with new accounting standards may also result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.” As an emerging growth company, the JOBS Act allows us to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. However, we may elect to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies. We may take advantage of these exemptions up until the time that we are no longer an emerging growth company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Issued Upon Conversion of Preferred Stock

Immediately prior to the completion of the IPO, we filed an Amended and Restated Certificate of Incorporation, which authorized a total of 700,000,000 shares of common stock and 10,000,000 shares of preferred stock. Upon such filing and immediately prior to the completion of the IPO, (i) 6,671,174 outstanding shares of Class A common stock, Class B common stock and Class C common stock converted into 6,671,174 shares of common stock; (ii) 17,228,954 outstanding shares of convertible preferred stock were automatically converted into 19,827,003 shares of common stock; and (iii) 3,196,025 outstanding warrants to purchase shares of Series C Preferred Stock and Class B Common Stock were converted into 3,373,409 shares of common stock. The issuance of such shares of our common stock was exempt from registration under Section 3(a)(9) or Section 4(2) of the Securities Act.

Use of Proceeds

On January 31, 2025, we completed our initial public offering pursuant to which we issued and sold 13,800,000 shares of our common stock, including 1,800,000 additional shares pursuant to the exercise in full by the underwriters of their option to purchase shares of common stock from us and the selling stockholders (consisting of 475,000 shares from us and 1,325,000 shares from the selling stockholders), at a price to the public of $17.00 per share. The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-284147), which were declared effective by the SEC on January 29, 2025. BofA Securities, Piper Sandler, and Leerink Partners acted as lead bookrunners for the offering. Stifel acted as a bookrunner and Lake Street Capital Markets acted as co-manager for the IPO. Shares of our common stock began trading on The Nasdaq Global Market on January 30, 2025.

In addition to the shares sold in the IPO, we entered into a Common Stock Purchase Agreement with Wellington Hadley Harbor Aggregator IV, L.P., an existing stockholder, for the purchase of 1,000,000 shares of our common stock at a per share price equal to the IPO price of $17.00 per share (the Private Placement). The aggregate gross proceeds to us from the IPO, including the full exercise of the underwriters’ option to purchase additional shares, and the Private Placement, were $229.1 million, before deducting underwriting discounts and commissions and offering expenses payable by us of approximately $23.1 million. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. We did not receive any proceeds from the sale of the shares of common stock by the selling stockholders.

There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on January 30, 2025 pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42491	3.1	01/31/25
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-284147	3.4	01/06/25
4.1	Form of Common Stock Certificate.	S-1/A	333-284147	4.1	01/22/25
4.2	Amended and Restated Investor Rights Agreement, dated November 8, 2024, by and among the Registrant and certain of its stockholders.	S-1	333-284147	4.2	01/06/25
10.1*	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-284147	10.1	01/06/25
10.2*	Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-1/A	333-284147	10.4	01/22/25
10.3*	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-1	333-284147	10.5	01/06/25
10.4*	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-1	333-284147	10.6	01/06/25
10.5*	Forms of Stock Option Grant Double Trigger Grant Notice and Award Agreement under the Beta Bionics, Inc. 2025 Equity Incentive Plan	S-1/A	333-284147	10.7	01/22/25
10.6*	Forms of Restricted Stock Unit Double Trigger Grant Notice and Award Agreement under the Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-1/A	333-284147	10.8	01/22/25
10.7*	Beta Bionics, Inc. 2025 Employee Stock Purchase Plan.	S-1/A	333-284147	10.9	01/22/25
10.8*	Non-Employee Director Compensation Policy.	S-1/A	333-284147	10.10	01/22/25
10.9	Common Stock Purchase Agreement, dated as of January 21, 2025, by and between Wellington Hadley Harbor Aggregator IV, L.P. and the Registrant.	S-1/A	333-284147	10.23	01/22/25
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

* Indicates a management contract or any compensatory plan, contract or arrangement.

+ The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA BIONICS, INC.

Date: May 6, 2025	By:	/s/ Sean Saint
Sean Saint
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephen Feider
Stephen Feider
Chief Financial Officer (Principal Financial and Accounting Officer)