Form 10-Q
period 2025-06-30
Beta Bionics, Inc.
filed 2025-07-29
CIK 1674632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the Registrant’s Common Stock outstanding as of July 25, 2025 was 43,470,125.

Table of Contents

		Page
PART I	Financial Information	6
Item 1.	Financial Statements	6
	Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	6
	Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024 (Unaudited)	7
	Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024 (Unaudited)	8
	Condensed Statements of Cash Flows for the Six Months ended June 30, 2025 and 2024 (Unaudited)	10
	Notes to Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

PART II	Other Information	55
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	110
Item 3.	Defaults upon Senior Securities	111
Item 4.	Mine Safety Disclosures	111
Item 5.	Other Information	111
Item 6.	Exhibits	112
	Signatures	113

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

PART I. Financial Information

Item 1. Financial Statements.

BETA BIONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except number of shares)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,075	$30,432
Short-term investments	214,645	73,143
Accounts receivable, net	11,395	11,996
Inventories, net	17,323	13,320
Prepaid expenses and other current assets	7,637	4,032
Total current assets	286,075	132,923
Property and equipment, net	6,465	4,776
Operating lease right-of-use asset	6,038	6,645
Restricted cash	100	100
Deferred offering costs	—	5,051
Long-term investments	31,149	—
Other long-term assets	144	150
Total assets	$329,971	$149,645

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,424	$2,852
Accrued expenses and other current liabilities	13,405	15,828
Operating lease liabilities	1,519	1,529
Deferred revenue	1,141	939
Total current liabilities	19,489	21,148
Operating lease liabilities, net of current portion	5,168	5,726
Deferred revenue, net of current portion	2,670	1,860
Warrant liabilities	—	44,898
Other long-term liabilities	1,011	—
Total liabilities	28,338	73,632
Commitments and contingencies (Note 17)
Convertible preferred stock (Series A, A-2, B, B-2, C, D and E), par value of $0.0001 per share; no and 34,966,547 shares authorized at June 30, 2025 and December 31, 2024, respectively; no and 17,228,954 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; liquidation preference of $0 and $355,162 at June 30, 2025 and December 31, 2024, respectively	—	321,373
Stockholders’ equity (deficit):
Class A common stock, par value of $0.0001 per share; no and 5,790,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; no and 2,939,085 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	1
Class B common stock, par value of $0.0001 per share; no and 70,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; no and 3,679,790 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Class C common stock, par value of $0.0001 per share; no and 96,910 shares authorized at June 30, 2025 and December 31, 2024, respectively; no and 48,918 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Preferred stock, par value of $0.0001 per share; 10,000,000 and no shares authorized at June 30, 2025 and December 31, 2024, respectively; no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, par value of $0.0001 per share; 700,000,000 and no shares authorized at June 30, 2025 and December 31, 2024, respectively; 43,465,136 and no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4	—
Additional paid-in capital	643,742	51,311
Accumulated other comprehensive income	149	65
Accumulated deficit	(342,262)	(296,737)
Total stockholders’ equity (deficit)	301,633	(245,360)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$329,971	$149,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except number of shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$23,238	$15,046	$40,877	$27,979
Cost of sales	10,735	6,962	19,403	12,694
Gross profit	12,503	8,084	21,474	15,285
Operating expenses:
Research and development	8,873	6,350	16,463	11,829
Sales and marketing	15,623	8,974	29,025	16,637
General and administrative	7,879	4,544	14,500	8,056
Total operating expenses	32,375	19,868	59,988	36,522
Loss from operations	(19,872)	(11,784)	(38,514)	(21,237)
Other income (expense):
Interest income	3,005	993	5,441	2,132
Other income (expense), net	(2)	(2)	(2)	2
Change in fair value of warrant liabilities	—	(3,670)	(12,450)	(7,809)
Total other income (expense), net	3,003	(2,679)	(7,011)	(5,675)
Net loss	$(16,869)	$(14,463)	$(45,525)	$(26,912)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term and long-term investments	(91)	(26)	84	(158)
Comprehensive loss	$(16,960)	$(14,489)	$(45,441)	$(27,070)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(2.37)	$(1.23)	$(4.44)
Weighted-average common shares outstanding, basic and diluted	43,390,652	6,105,813	37,087,726	6,063,848

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except number of shares)

Six months ended June 30, 2025

						Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2024	17,228,954	$321,373	6,667,793	$1	$51,311	$65	$(296,737)	$(245,360)
Conversion of convertible preferred stock into common stock on initial public offering	(17,228,954)	(321,373)	19,827,003	2	321,371	—	—	321,373
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs of $21.7 million	—	—	12,475,000	1	190,378	—	—	190,379
Issuance of common stock under private placement offering, net of offering costs of $1.4 million	—	—	1,000,000	—	15,591	—	—	15,591
Reclassification of convertible preferred stock and common stock warrants into common stock on initial public offering	—	—	3,369,473	—	57,348	—	—	57,348
Vesting of restricted stock units			104,490	—	—	—	—	—
Stock option exercises	—	—	21,377	—	140	—	—	140
Stock-based compensation expense	—	—	—	—	7,603	—	—	7,603
Unrealized gain (loss) on short-term investments	—	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	—	(45,525)	(45,525)
Balance at June 30, 2025	—	$—	43,465,136	$4	$643,742	$149	$(342,262)	$301,633

Three months ended June 30, 2025

						Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at March 31, 2025	—	$—	43,353,890	$4	$638,901	$240	$(325,393)	$313,752
Conversion of convertible preferred stock into common stock on initial public offering	—	—	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs of $21.7 million	—	—	—	—	—	—	—	—
Issuance of common stock under private placement offering, net of offering costs of $1.4 million	—	—	—	—	—	—	—	—
Reclassification of convertible preferred stock and common stock warrants into common stock on initial public offering	—	—	—	—	—	—	—	—
Vesting of restricted stock units			104,490	—	—	—	—	—
Stock option exercises	—	—	6,756	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	4,799	—	—	4,799
Unrealized gain (loss) on short-term investments	—	—	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	—	—	(16,869)	(16,869)
Balance at June 30, 2025	—	$—	43,465,136	$4	$643,742	$149	$(342,262)	$301,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

Six months ended June 30, 2024

						Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2023	12,876,561	$261,713	6,021,327	$1	$26,421	$137	$(229,664)	$(203,105)
Adoption of ASU 2020-06	—	—	—	—	12,317	—	(12,317)	—
Common B warrant exercises	—	—	634,517	—	6,100	—	—	6,100
Stock option exercises	—	—	837	—	6	—	—	6
Stock-based compensation expense	—	—	—	—	2,856	—	—	2,856
Unrealized gain (loss) on short-term investments	—	—	—	—	—	(158)	—	(158)
Net loss	—	—	—	—	—	—	(26,912)	(26,912)
Balance at June 30, 2024	12,876,561	$261,713	6,656,681	$1	$47,700	$(21)	$(268,893)	$(221,213)

Three months ended June 30, 2024

						Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at March 31, 2024	12,876,561	$261,713	6,022,121	$1	$40,101	$5	$(254,430)	$(214,323)
Adoption of ASU 2020-06	—	—	—	—	—	—	—	—
Common B warrant exercises	—	—	634,517	—	6,100	—	—	6,100
Stock option exercises	—	—	43	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,499	—	—	1,499
Unrealized gain (loss) on short-term investments	—	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	—	(14,463)	(14,463)
Balance at June 30, 2024	12,876,561	$261,713	6,656,681	$1	$47,700	$(21)	$(268,893)	$(221,213)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(45,525)	$(26,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	650	586
Provision for expected credit losses	—	44
Stock-based compensation expense	7,603	2,856
Provision for excess and obsolete inventory	189	(91)
Provision for net realizable value of inventory	158	—
Change in fair value of warrant liabilities	12,450	7,809
Accretion of discount on short-term investments	(1,709)	(1,667)
Accretion of discount on long-term investments	(21)	—
Amortization of operating lease right-of-use asset	607	553
Loss on disposal of property and equipment	—	8
Changes in operating assets and liabilities:
Accounts receivable	601	(4,556)
Inventories	(4,350)	(6,301)
Prepaid expenses and other current assets	(3,605)	(937)
Other long-term assets	6	5
Accounts payable	471	1,470
Accrued expenses and other current liabilities	(2,550)	2,069
Other long-term liabilities	1,011	—
Operating lease liability	(567)	(454)
Deferred revenue	1,012	1,137
Net cash used in operating activities	(33,569)	(24,381)
Cash flows from investing activities:
Purchases of short-term investments	(190,768)	(20,193)
Purchases of long-term investments	(31,069)	—
Proceeds from maturities and redemptions of short-term investments	51,000	32,000
Proceeds on disposal of property and equipment	—	50
Purchases of property and equipment	(2,112)	(913)
Net cash (used in) provided by investing activities	(172,949)	10,944
Cash flows from financing activities:
Payments of deferred offering costs	—	(119)
Proceeds from the issuance of common stock, net of underwriting discounts, commissions and issuance costs	195,430	—
Proceeds from the issuance of common stock from private placement, net of issuance costs	15,591	—
Proceeds from stock option exercises	140	6
Proceeds from common stock warrants exercise	—	12
Net cash provided by financing activities	211,161	(101)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,643	(13,538)
Cash, cash equivalents and restricted cash at beginning of period	30,532	26,667
Cash, cash equivalents and restricted cash at end of period	$35,175	$13,129

Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$101	$956
Purchases of property and equipment in accrued expenses and other current liabilities	$127	$—
Deferred offering costs included in accrued expenses	$—	$40
Unrealized gain (loss) on short-term investments	$(25)	$(158)
Unrealized gain (loss) on long-term investments	$(59)	$—
Reclassification of long-term investments to short-term investments	$79,838	$—
Conversion of convertible preferred stock upon IPO	$321,373	$—
Conversion of warrants net exercise upon IPO	$57,348	$—
Reclassification of deferred offering costs to equity upon IPO	$5,051	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$35,075	$13,029
Restricted cash	100	100
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$35,175	$13,129

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

From its inception to June 30, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, capital raising, establishing and engaging in collaborations, performing research and development, advancing and scaling up manufacturing capabilities, commercializing its products, establishing a sales infrastructure and providing general and administrative support for these activities. The Company’s operations to date have been funded primarily through the issuance and sale of convertible preferred stock and common stock and sales of the iLet and single-use products.

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

2.
Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, certain judgments regarding revenue recognition, inventory valuation, warranty reserve, valuation of common stock (for periods prior to the completion of the Company’s IPO) and stock-based awards, and convertible preferred stock and common stock warrants. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Short-Term Investments

In accordance with ASC 320, Investments – Debt Securities, the Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity (deficit) and as a component of other comprehensive loss within the statements of operations and comprehensive loss. The Company determines realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the statements of operations and comprehensive loss. The Company periodically evaluates its short-term investments for credit losses, considering the significance of the decline in value and the market and economy in general. The Company has not recognized any impairment losses related to its short-term investments during the six months ended June 30, 2025 and 2024. All short-term investments are classified as current based on the nature of the investments and their availability for use in current operations.

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

The Company is exposed to concentration risk as it relates to its customers. The following table summarizes the percentages of total sales and accounts receivable, net for customers who accounted for 10% or more of the respective amounts for the periods presented:

	Net Sales		Net Sales		Accounts Receivable, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Distributor A	15.6%	11.4%	14.2%	12.5%	21.7%	13.7%
Distributor B	13.4%	20.2%	13.4%	19.5%	*	13.3%
Distributor C	15.0%	12.1%	*	11.2%	19.8%	10.6%
Distributor D	10.0%	16.6%	10.6%	17.3%	*	13.0%
Distributor E	*	*	*	*	14.7%	14.8%
Distributor F	*	*	*	*	14.1%	*
Distributor G	13.8%	*	12.4%	*	*	*

* Amount related to the respective customer represented less than 10% for the period presented.

Deferred Offering Costs

The Company capitalizes as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. As of June 30, 2025, the Company did not have a balance in deferred offering costs. As of December 31, 2024, the Company had $5.1 million in deferred offering costs, of which $0.9 million were in accrued expenses and other current liabilities. The deferred offering costs were offset against the IPO proceeds upon the closing the IPO in January 2025 (see Note 1).

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

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a total company basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The measure of segment assets is presented as total assets in the balance sheets. The Company has concluded that gross profit and net income (loss) are the primary measures of segment profit or loss used by the CODM. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on net income (loss) as reported in the statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein. During the six months ended June 30, 2025 and 2024, the Company did not generate any international revenues and as of June 30, 2025 and December 31, 2024, the Company did not have any assets located outside of the United States.

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

Product Warranty

The Company provides a four-year warranty on the iLet to end-users to replace any iLets that do not function as intended in accordance with the product specifications. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates which utilize management’s understanding of the hardware and factor in a patient attrition rate to reserve for only the active patient population using the pump. Although the Company’s history of product sales is limited, management also utilizes historical warranty cost data to reevaluate the estimated warranty obligation on a regular basis. Product returns and warranty replacements to date have been consistent with amounts accrued. Warranty expense is recorded as a component of cost of sales in the statements of operations and comprehensive loss.

Reconciliations of the changes in the Company’s product warranty liability, which is included in accrued expenses and other current liabilities and other long-term liabilities, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Product warranty liability at beginning of period	$871	$111	$657	$22
Warranty expense	1,754	361	2,360	527
Warranty fulfillment	(563)	(224)	(955)	(301)
Product warranty liability at end of period	$2,062	$248	$2,062	$248

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

During the six months ended June 30, 2025 and 2024, the Company’s revenues were predominantly generated from sales of the iLet. The iLet requires the use of separately purchased single-use products which include cartridges for storing and delivering insulin, and infusion sets that connect the iLet to the user’s body. These single-use products generate recurring revenue for the Company, as these are typically replaced by the end-user every 2-3 days or as directed by a healthcare provider.

The Company’s customers are distributors and pharmacies who sell these products to insulin-requiring PWD, through the durable medical equipment (“DME”) and the pharmacy benefit plan (“PBP”) reimbursement channels, which entail differing payment outlays. For the three and six months ended June 30, 2025 and 2024, the majority of the Company’s sales were through the DME channel.

The following table summarizes the Company’s disaggregated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
DME channel
iLet(1)	$13,414	$11,690	$23,042	$22,063
Single-use products	5,230	2,588	9,429	4,320
Total DME channel	18,644	14,278	32,471	26,383

PBP channel
iLet(1)	205	229	711	520
Single-use products	4,389	539	7,695	1,076
Total PBP channel	4,594	768	8,406	1,596
Total net sales	$23,238	$15,046	$40,877	$27,979

(1)
iLet includes the over-time recognition software updates and mobile app access.

The Company recognizes revenue at a point in time once control has transferred to the customer, as well as over time for performance obligation to provide ongoing services such as unspecified software updates. Revenue recognized during the six months ended June 30, 2025 that was included in the deferred revenue balance as of December 31, 2024 was approximately $0.2 million.

At June 30, 2025 and December 31, 2024 , $3.8 million and $2.8 million, respectively, was allocated to performance obligations that were not yet satisfied and is recorded in deferred revenue on the balance sheet. At June 30, 2025 and December 31, 2024, of the performance obligations not yet satisfied, $1.1 million and $0.9 million for each period, is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter. At June 30, 2025 and December 31, 2024, the $3.8 million and $2.8 million, respectively, relate to amounts deferred associated with the unspecified software updates promised to users and the users' access to the mobile application.

4.
Financial Instruments and Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements at
	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents:
Money market fund	$32,135	$—	$—	$32,135
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury bills	214,645	—	—	214,645
Long-term investments
U.S. Treasury notes	31,149	—	—	31,149
Total assets	$278,029	$—	$—	$278,029
Liabilities
Series C warrant liabilities	$—	$—	$—	$—
Common B warrant liabilities	—	—	—	—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements at
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents:
Money market fund	$27,107	$—	$—	$27,107
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury bills	73,143	—	—	73,143
Total assets	$100,350	$—	$—	$100,350
Liabilities
Series C warrant liabilities	$—	$—	$9,935	$9,935
Common B warrant liabilities	—	—	34,963	34,963
Total liabilities	$—	$—	$44,898	$44,898

Money market funds and U.S. Treasury bills were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the six months ended June 30, 2025 and 2024. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the six months ended June 30, 2025 and 2024.

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

A reconciliation of the Level 3 warrant liabilities is as follows:

Series C Warrant Liability
(in thousands)
Balance at December 31, 2024	$9,935
Change in fair value	1,929
Net exercise and conversion into common stock upon closing of IPO	(11,864)
Balance at June 30, 2025	$—

Common B Warrant Liability
(in thousands)

Balance at December 31, 2024	$34,963
Change in fair value	10,521
Net exercise and conversion into common stock upon closing of IPO	(45,484)
Balance at June 30, 2025	$—

5.
Short-Term and Long-Term Investments

The following represents a summary of the estimated fair value of short-term and long-term investments at June 30, 2025 and December 31, 2024:

	At June 30, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury bills	$214,555	$90	$—	$214,645
Long-term investments
U.S. Treasury notes	31,090	59	—	31,149
Total	$245,645	$149	$—	$245,794

	At December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury bills	$73,078	$65	$—	$73,143
Total	$73,078	$65	$—	$73,143

6.
Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accounts receivable	$11,511	$12,112
Less: allowance for credit losses	(116)	(116)
Accounts receivable, net	$11,395	$11,996

The following table provides a reconciliation of the changes in the allowance for estimated credit losses for the six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Balance at beginning of period	$116	$63	$116	$46
Provision for expected credit losses	—	27	—	44
Balance at end of period	$116	$90	$116	$90

7.
Inventories, Net

Inventories consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$8,164	$7,087
Work in process	1,293	637
Finished goods	8,195	5,946
Less: Obsolete and expired inventories	(329)	(350)
Inventories, net	$17,323	$13,320

8.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$5,340	$2,982
Interest receivable	2,037	233
Other current assets	260	817
Prepaid expenses and other current assets	$7,637	$4,032

9.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Manufacturing equipment	$7,144	$6,252
Leasehold improvements	830	810
Furniture	939	924
Computer equipment	308	308
Construction in progress	3,145	1,735
Total cost	12,366	10,029
Less: Accumulated depreciation and amortization	(5,901)	(5,253)
Property and equipment, net	$6,465	$4,776

Depreciation expense for the six months ended June 30, 2025 and 2024 was $0.6 million for each period, respectively.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Employee compensation and benefits	$7,621	$9,942
Professional fees	1,522	2,119
Sales returns, rebates and patient assistance	1,268	1,502
Warranty	1,052	657
Inventory in transit	352	530
Clinical trial-related expenses	86	—
Royalties	807	741
Other	697	337
Accrued expenses and other current liabilities	$13,405	$15,828

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

The Company grants equity classified stock options for the purchase of common stock. Stock options granted under the 2016 Plan with service-based vesting conditions typically vest over four years based on continuous service and expire after ten years. The total number of shares of common stock that may be issued under the 2016 Plan was 5,547,079 shares as of June 30, 2025. Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future grant under the 2016 Plan.

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

Stock Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted:

	Six Months Ended June 30,
	2025	2024
Fair value of common stock	$13.99	$10.74
Risk-free interest rate	4.26%	4.18%
Expected term (in years)	5.97	6.02
Expected volatility	96.84%	85.82%
Expected dividend yield	0%	0%

The following table summarizes stock option activity for the six months ended June 30, 2025:

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	5,667,555	$6.98	7.6	$22,929
Granted	1,691,539	$17.67
Exercised	(21,377)	$6.56
Forfeited or cancelled	(89,794)	$9.74
Expired	(15,396)	$7.09
Outstanding at June 30, 2025	7,232,527	$9.45	7.7	$43,840
Vested and expected to vest at June 30, 2025	7,232,527	$9.45	7.7	$43,840
Options exercisable at June 30, 2025	3,613,971	$7.32	6.6	$27,623

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 were $0.2 million and not significant, respectively.

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $6.60 per share and $6.57 per share, respectively. The total fair value of shares vested during the six months ended June 30, 2025 and 2024 was $4.0 million and $2.3 million, respectively.

The following table summarizes the non-vested stock options that were outstanding as of June 30, 2025 and December 31, 2024:

		Weighted- Average
	Number of Options	Exercise Price

Non-vested options, June 30, 2025	3,618,556	$11.57
Non-vested options, December 31, 2024	2,797,887	$6.86

Restricted Stock Units

The following table summarizes RSU activity under the Company's incentive plans for the six months ended June 30, 2025:

		Weighted- Average
	Number of Shares	Grant Date Fair Value

RSUs outstanding, December 31, 2024	—	$—
Granted	1,009,259	$14.56
Vested	(104,490)	$14.58
Cancelled	(16,806)	$14.57
RSUs outstanding, June 30, 2025	887,963	$14.56

Stock-Based Compensation Expense

Stock-based compensation expense by type and financial statement line is included in the Company’s statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Options	$3,122	$1,499	$5,605	$2,856
RSUs	1,677	—	1,998	—
Total stock-based compensation expense	$4,799	$1,499	$7,603	$2,856

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of sales	$153	$61	$259	$132
Research and development	924	287	1,426	550
Sales and marketing	1,314	390	2,115	678
General and administrative	2,408	761	3,803	1,496
Total stock-based compensation expense	$4,799	$1,499	$7,603	$2,856

As of June 30, 2025, total unrecognized stock-based compensation expense related to the unvested options was $31.3 million, which is expected to be recognized over a weighted-average period of 2.9 years. As of June 30, 2025, total unrecognized stock-based compensation expense related to the unvested RSUs was $12.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

13.
Employee Benefit Plan

The Company maintains a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees. Each participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. Under the terms of the Plan, the Company matches 100% of the first 6% of employee contributions. During the six months ended June 30, 2025 and 2024, the Company contributed $1.4 million and $1.0 million, respectively, to the 401(k) Plan.

14.
Income Taxes

During the six months ended June 30, 2025 and 2024, the Company did not record income tax benefits for the net operating losses (“NOLs”) incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The Company does not have any foreign operations and therefore has no foreign income taxes.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. As of June 30, 2025, there were no pending tax examinations and the Company currently is not under tax examination in any tax jurisdiction. The Company is open to future tax examination under statute by the IRS from 2021 to present and by most state tax authorities from 2020 to present. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and research and development credits were generated and carried forward, and make adjustments to the amount of the NOL and research credits carryforwards.

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

	Six Months Ended June 30,
	2025	2024
Convertible preferred stock (as converted into shares of common stock)	—	15,474,610
Stock options to purchase common stock	7,232,527	5,877,578
Warrants to purchase Series C convertible preferred stock	—	697,885
Warrants to purchase Class B common stock	—	2,675,539
RSUs	887,963	—
Total	$8,120,490	$24,725,612

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(16,869)	$(14,463)	$(45,525)	$(26,912)
Denominator:
Weighted-average Class A common stock outstanding, diluted	—	2,940,759	—	2,965,303
Weighted-average Class B common stock outstanding, diluted	—	3,116,136	—	3,049,627
Weighted-average Class C common stock outstanding, diluted	—	48,918	—	48,918
Weighted-average common stock outstanding, basic and diluted	43,390,652	-	37,087,726	-

Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(2.37)	$(1.23)	$(4.44)

16.
Leases

In May and November 2023, the Company entered into two separate lease agreements for a total of approximately 8,500 square feet of office space in San Diego, California. These leases will expire in January 2026 and February 2027, respectively. The larger of the two leases has one option to extend the lease term for an additional five years. The option to extend the lease term was not included in the right-of-use asset and lease liability as it was not reasonably certain of being exercised.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost–fixed	$418	$321	$833	$645
Operating lease cost–variable	40	25	84	71
Short-term lease expense	4	4	8	9
Total lease expense	$462	$350	$925	$725

Cash paid for amounts included in the measurement of operating lease liabilities was $0.8 million and $0.5 million, respectively, for the six months ended June 30, 2025 and 2024.

The weighted-average remaining lease term and discount rate were as follows:

June 30, 2025
Weighted-average remaining lease term	6.02
Weighted-average discount rate	6.73%

Future lease payments under non-cancellable leases as of June 30, 2025 were as follows:

(in thousands)
Year Ending December 31,
2025	$783
2026	1,532
2027	929
2028	1,050
2029	1,092
Thereafter	2,918
Total future lease payments	$8,304
Less: imputed interest	(1,617)
Total lease liabilities	$6,687

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

In connection with entering into phase 2 of the collaboration, during the twelve months ended December 31, 2024, under its clinical supply arrangement the Company ordered clinical material totaling $0.9 million for phase 2 clinical trials and paid a deposit equal to 30% of the estimated clinical material costs, which was recognized in prepaid expense and other current assets in the unaudited condensed balance sheets. As of March 2025, the clinical materials had been delivered to the Company and the remaining payment of $0.6 million was made.

In connection with entering into phase 3 of the collaboration, under its clinical supply arrangement, the Company will incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling $5.1 million. As of June 30, 2025, the Company has completed the first payment of $1.5M. The payment was initially recognized in prepaid expense and other current assets in the unaudited condensed balance sheet and a portion of the payment was expensed as it related to the services completed.

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

The Company incurred $1.3 million and $0.9 million of royalties expense under the Control Algorithm Agreement during each of the six months ended June 30, 2025 and 2024, which was included as a component of cost of sales in the Company’s statements of operations and comprehensive loss.

Under the agreements, the Company is responsible for all costs related to the amendment, prosecution and maintenance of the licensed patent rights. During each of the six months ended June 30, 2025 and 2024, the Company did not owe BU any amounts and paid an immaterial amount to BU for legal costs in connection with the agreements.

As of June 30, 2025 and December 31, 2024, $0.9 million and $0.7 million, respectively, were due to BU from the Company. As of January 30, 2025, Edward Damiano no longer held board or management positions and no longer has the ability to significantly influence the Company. Therefore, Edward Damiano and BU are not considered a related party under ASC 850, “Related Party Disclosures” as of June 30, 2025.

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

Our initial commercialization efforts for the iLet are in type 1 diabetes (T1D), an indication for which we received FDA clearance in patients six and older in May 2023, in the United States. T1D is an autoimmune disorder that often develops during childhood or adolescence, but can occur at any age, and arises from a person’s immune system attacking and destroying the insulin-producing beta cells in the pancreas. According to the Centers for Disease Control and Prevention (CDC), there are approximately 1.8 million people with T1D currently in the United States, all of whom require daily insulin replacement to manage their disease. We believe that one of the principal causes of suboptimal outcomes as it relates to disease management is the complexity of the user experience with most currently available insulin pumps and hybrid closed-loop systems, which has kept the majority of PWD from adopting them despite the improved disease management they can offer. These systems require PWD to set and to periodically adjust several insulin pump parameters, to quantify daily carbohydrate intake, and to frequently calculate proper doses of insulin for their pump to deliver. We believe this complexity, and the constant engagement that is required in order to enjoy the full therapeutic benefits that these systems can offer, limits their uptake to a subset of PWD and to subspecialty healthcare providers (HCPs). We believe that approximately one-third of people with T1D in the United States utilize insulin pumps or hybrid closed-loop systems to receive their daily insulin, while the majority receive their daily insulin via MDI, which is less complex, but often less effective, and has been shown to be associated with higher HbA1c levels. This is based on our internal estimates factoring epidemiologic data from government and leading industry organizations such as the CDC (to establish the overall size of the T1D population) and industry sales data from public filings and disclosures made by the leading device manufacturers (Medtronic, Tandem and Insulet, who collectively hold approximately 96% market share) and aggregated by third-party data service providers (to provide independent estimates of both overall device penetration of various diabetes populations). Our initial commercial results suggest that the iLet’s value proposition is resonating strongly within the MDI population as approximately 71% and 66% of the iLet’s adoption through six months ended June 30, 2025 and 2024, respectively, came from PWD who were previously utilizing MDI.

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

By contrast, PBP reimbursement requires the user and insurance carrier to make a small upfront payment and reimbursement, respectively, for the iLet, allowing for a potentially higher rate of adoption by PWD. The insurance carrier then makes larger reimbursement payments for the purchase of single-use products, with the user’s payments for the single-use products being generally consistent with what the user would likely pay for single-use products in DME reimbursement. As a result, we recognize a small amount of revenue at or around the date the iLet is sold in the PBP channel and we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to then start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For the six months ended June 30, 2025 and 2024, PBP channel sales represented 21% and 6% of net sales, respectively.

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

In addition to our commercialized product and to maintain our competitive position in the marketplace, we intend to continue investing in disruptive technologies through our experienced research and development team. We are in the early stages of developing an insulin pump that adheres directly to the skin and administers insulin without the need for tubing, commonly known in the diabetes industry as a “patch pump.” We are also in the early stages of developing a first-of-its-kind bihormonal configuration of the iLet, which combines automated delivery of insulin and glucagon, the BG-raising hormone that protects against low blood sugar, or hypoglycemia, with adaptive closed-loop algorithms where all doses of both hormones are autonomously determined. As part of our development plans, we are conducting a clinical trial to assess the pharmacokinetics (PK) and pharmacodynamics (PD) of our glucagon product candidate (the PK-PD Trial). The PK-PD Trial is intended to enable us to bridge our previous bihormonal clinical data, which tested prior formulations of glucagon in three pre-pivotal inpatient and six pre-pivotal outpatient clinical trials, to our glucagon product candidate. In March 2025, we began enrolling patients into the PK-PD Trial in Canada. The clinical trial is currently ongoing. Preliminary PD data are supportive of continued development of the glucagon candidate. We expect to have full results from the PK-PD Trial in the second half of 2025, which will inform the go-forward development strategy for our glucagon product candidate. We also intend to pursue the development of the iLet for expanded patient populations and indications, such as people with type 2 diabetes (T2D), as we believe the size and composition of this population make it a compelling opportunity.

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

In consideration for the licenses and other rights granted to us under the Collaboration and License Agreement, we paid Xeris a one-time payment of $0.5 million and a one-time milestone payment of $3.0 million for the achievement of certain development milestones, both of which are recognized as research and development expense when incurred. Additionally, we are required to pay Xeris tiered royalties of low double-digit percentages based on net sales of Glucagon Products by us or our sublicensees, subject to certain customary reductions.

In August 2024, we and Xeris entered into a clinical supply agreement (Clinical Supply Agreement). In connection with entering into Phase 2 of the collaboration, during the twelve months ended December 31, 2024, under the Clinical Supply Agreement we ordered clinical material totaling $0.9 million for Phase 2 clinical trials and paid a deposit equal to 30% of the estimated clinical material costs, which was recognized in prepaid expense and other current assets in the unaudited condensed balance sheets. As of March 2025, the clinical materials had been delivered to us and the remaining payment of $0.6 million was made.

In connection with entering into Phase 3 of the collaboration, under the Clinical Supply Agreement, we will incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling $5.1 million. As of June 30, 2025, we have completed the first payment of $1.5 million. The payment was initially recognized in prepaid expense and other current assets in the unaudited condensed balance sheets and a portion of the payment was expensed related to the services completed.

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

We are pursuing a multi-channel coverage and reimbursement strategy to maximize access to the iLet within the T1D population, provide flexibility for PWD in choosing their device and provide PWD with advantageous coverage and reimbursement terms. We are working with payors to establish coverage and reimbursement under both the DME and PBP channels as we believe this strategy increases access and optimizes the potential for better medical outcomes for PWD through the adoption of the iLet. The DME and PBP channels for the iLet and its single-use products entail different payment outlays and therefore differentially impact PWD and our financial results. When considering the overall economics over the lifetime of each iLet, sales through the DME channel generally result in higher upfront cash flows from the large, upfront payment and reimbursement for the iLet, but lead to lower cash flows over time as the user purchases the necessary single-use products. By contrast, sales through the PBP channel generally result in lower upfront cash flows from the small payment and reimbursement for the iLet, but lead to higher cash flows over time as the user purchases the necessary single-use products. This is because single-use products under the PBP channel are sold at a much higher per unit cost than under the DME. As a result of a small amount of revenue recognized at or around the date the iLet is sold in the PBP channel, we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For six months ended June 30, 2025 and 2024, PBP channel sales represented 21% and 6%, respectively, of net sales. When comparing sales through the DME and PBP channels, we expect sales through the PBP channel will have a more favorable economic impact on our financial results over the lifetime of the iLet. To the extent that our mix of channel reimbursement fluctuates, our financial results may vary from period to period.

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

Macroeconomic Factors, Global Supply Chain Challenges and Inventory

Our costs are subject to fluctuation, and we continue to evaluate contributing factors, specifically those leading to inflationary cost increases in logistics, price of raw materials (components of the iLet), cost of labor, transportation and operating supplies. While we are experiencing higher raw material, labor, transportation, and operating supply costs, we intend to continue to work to improve productivity to help offset these costs as we navigate these global macroeconomic challenges, including tariffs or other trade measures, future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the conflict in the Middle East which has recently included actions by Iran, Hamas, Israel and the United States and global pandemics on the U.S., and global economic conditions, including changes in monetary and fiscal policy, United States political developments and other sources of instability.

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

To date, we have been able to successfully mitigate the challenges described above and ensure uninterrupted supply to our customers. However, there may be times at which we determine that our inventory does not meet our product requirements or we maintain an insufficient level of inventory. We may also over or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can procure. These factors subject us to the risk of obsolescence and expiration, which may lead to impairment charges.

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

Other Income (Expense)

Our other income (expense) consists of (i) interest income, (ii) other income (expense) and (iii) change in fair value of warrant liabilities.

Interest Income

Interest income consists of cash interest earned on our cash, cash equivalents and short-term and long-term investment balances.

Other Income (Expense)

Other income (expense) consists of miscellaneous income unrelated to our core operations.

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

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Net sales	$23,238	$15,046	$8,192	54%
Cost of sales	10,735	6,962	3,773	54%
Gross profit	12,503	8,084	4,419	55%
Operating expenses:
Research and development(1)	8,873	6,350	2,523	40%
Sales and marketing(1)	15,623	8,974	6,649	74%
General and administrative(1)	7,879	4,544	3,335	73%
Total operating expenses	32,375	19,868	12,507	63%
Loss from operations	(19,872)	(11,784)	(8,088)	69%
Other income (expense):
Interest income	3,005	993	2,012	*
Other Income (expense)	(2)	(2)	—	*
Change in fair value of warrant liabilities	—	(3,670)	3,670	*
Total other income (expense), net	3,003	(2,679)	5,682	*
Net loss	$(16,869)	$(14,463)	$(2,406)	17%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Net sales	$40,877	$27,979	$12,898	46%
Cost of sales	19,403	12,694	6,709	53%
Gross profit	21,474	15,285	6,189	40%
Operating expenses:
Research and development(1)	16,463	11,829	4,634	39%
Sales and marketing(1)	29,025	16,637	12,388	74%
General and administrative(1)	14,500	8,056	6,444	80%
Total operating expenses	59,988	36,522	23,466	64%
Loss from operations	(38,514)	(21,237)	(17,277)	81%
Other income (expense):
Interest income	5,441	2,132	3,309	*
Other Income (expense)	(2)	2	(4)	*
Change in fair value of warrant liabilities	(12,450)	(7,809)	(4,641)	*
Total other income (expense), net	(7,011)	(5,675)	(1,336)	*
Net loss	$(45,525)	$(26,912)	$(18,613)	69%

* Not meaningful

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of sales	$153	$61	$259	$132
Research and development	924	287	1,426	550
Sales and marketing	1,314	390	2,115	678
General and administrative	2,408	761	3,803	1,496
Total stock-based compensation expense	$4,799	$1,499	$7,603	$2,856

Net Sales

Net sales for the three months ended June 30, 2025 was $23.2 million, compared to $15.0 million for the three months ended June 30, 2024. The increase in net sales of $8.2 million was primarily driven by an increase in the number of single-use products sold, which increased proportionally with the expansion of our installed customer base. For the three months ended June 30, 2025, single-use products accounted for 41% of net sales, up from 21% as of the three months ended June 30, 2024.

For the three months ended June 30, 2025, 80% of net sales were generated through the DME channel and 20% through the PBP channel, compared to 95% and 5%, respectively, in the prior-year period. The increase in PBP channel sales was driven by expanded pharmacy benefit coverage enabled through contracts with PBMs and their affiliated health plans, resulting in a higher proportion of new patient starts being reimbursed through this channel.

Net sales for the six months ended June 30, 2025 was $40.9 million, compared to $28.0 million for the six months ended June 30, 2024. This increase in net sales of $12.9 million was primarily driven by an increase in the number of single-use products sold, correlated to the growth in our installed base. For the six months ended June 30, 2025, single-use products accounted for 42% of net sales, up from 19% of net sales as of the six months ended June 30, 2024.

For the six months ended June 30, 2025, 79% of net sales were generated through the DME channel and 21% through the PBP channel, compared to 94% and 6%, respectively, for the six months ended June 30, 2024. The shift toward the PBP channel was driven by expanded pharmacy benefit coverage, resulting in a larger percentage of new patient starts reimbursed through this channel.

Cost of Sales

Cost of sales for the three months ended June 30, 2025 was $10.7 million, compared to $7.0 million for the three months ended June 30, 2024. The $3.8 million increase was primarily driven by higher volumes of single-use products and pharmacy iLets.

Cost of sales for the six months ended June 30, 2025 was $19.4 million, compared to $12.7 million for the six months ended June 30, 2024. This increase of $6.7 million was primarily attributable to increased volumes of single-use products and pharmacy iLets.

Gross Profit and Margin

Gross profit for the three months ended June 30, 2025 was $12.5 million, compared to $8.1 million for the three months ended June 30, 2024. Gross margin was 54% for the three months ended June 30, 2025, compared to 54% in the three months ended June 30, 2024. The $4.4 million increase in gross profit was driven by higher sales volume.

Gross profit for the six months ended June 30, 2025 was $21.5 million, compared to $15.3 million for the six months ended June 30, 2024. Gross margin was 53% for the six months ended June 30, 2025, compared to 55% in the six months ended June 30, 2024. Gross profit increased by $6.2 million, but gross margin declined primarily due to a shift in revenue mix, with a higher proportion of new patient starts reimbursed through the PBP channel in the first quarter of 2025. Under the PBP model, less revenue is recognized upfront compared to the DME channel, which generates a short term negative impact on gross margin when PBP penetration increases.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025 was $8.9 million, compared to $6.4 million for the three months ended June 30, 2024. The increase of $2.5 million was primarily attributable to a $1.0 million increase in engineering, materials, and clinical trial related expenses incurred for the development of our patch pump, bihormonal configuration of the iLet and incremental software and product updates. The remaining increase is attributable to a net increase of $1.4 million in payroll-related expenses, including stock-based compensation related to RSUs granted on March 15, 2025 to eligible employees under the 2025 Plan, driven by an increase in headcount primarily with our tech transfer team focused on supporting our innovation activities, and $0.1 million in allocated facilities-related expenses driven by an increase in headcount.

Research and development expenses for the six months ended June 30, 2025 was $16.5 million, compared to $11.8 million for the six months ended June 30, 2024. The increase of $4.6 million was primarily attributable to a $2.1 million increase in engineering, materials, and clinical trial related expenses incurred for the development of our patch pump, bihormonal configuration of the iLet and incremental software and product updates. The remaining increase is attributable to a net increase of $2.2 million in payroll-related expenses, including stock-based compensation related to RSUs granted on March 15, 2025 to eligible employees under the 2025 Plan, driven by an increase in headcount primarily with our tech transfer team focused on supporting our innovation activities, and $0.3 million in allocated facilities-related expenses driven by an increase in headcount.

The table below summarizes the nature of research and development expense by major expense category:

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
External research and development(1)	$1,349	$1,176	$173	15%
Internal research and development(2)	6,600	4,387	2,213	50%
Stock-based compensation	924	287	637	222%
Other(3)	—	500	(500)	(100)%
Total research and development expense	$8,873	$6,350	$2,523	40%

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
External research and development(1)	$3,121	$2,038	$1,083	53%
Internal research and development(2)	11,916	8,741	3,175	36%
Stock-based compensation	1,426	550	876	159%
Other(3)	—	500	(500)	(100)%
Total research and development expense	$16,463	$11,829	$4,634	39%

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

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2025 was $15.6 million, compared to $9.0 million for the three months ended June 30, 2024. The increase of $6.6 million was primarily attributable to an increase of $4.2 million in payroll-related costs, including salaries and wages, sales incentive bonuses, and stock-based compensation due to an increase in headcount of our sales force and customer care team in connection with the expansion of our sales territories within the United States. The remaining increase includes HCP-related marketing, training and professional education.

Sales and marketing expenses for the six months ended June 30, 2025 was $29.0 million, compared to $16.6 million for the six months ended June 30, 2024. The increase of $12.4 million was primarily attributable to an increase of $7.9 million in payroll-related costs, including salaries and wages, sales incentive bonuses, and stock-based compensation due to an increase in headcount of our sales force and customer care team in connection with the expansion of our sales territories within the United States. The remaining increase includes HCP-related marketing, training and professional education.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 was $7.9 million, compared to $4.5 million for the three months ended June 30, 2024. The increase of $3.3 million was primarily attributable to an increase of $2.2 million in payroll-related expenses, driven by an increase in headcount following the Company's initial public offering as well as increased stock-based compensation related to RSUs granted on March 15, 2025 to eligible employees under the 2025 Plan. The remaining increase is partially attributable to professional fees, including legal and accounting services of $0.5 million primarily related to operating as a public company.

General and administrative expenses for the six months ended June 30, 2025 was $14.5 million, compared to $8.1 million for the six months ended June 30, 2024. The increase of $6.4 million was primarily attributable to an increase of $3.7 million in payroll-related expenses, driven by an increase in headcount following the Company's initial public offering as well as increased corporate bonus incentives provided to management level employees and stock-based compensation related to RSUs granted on March 15, 2025 to eligible employees under the 2025 Plan. The remaining increase is partially attributable to professional fees, including legal and accounting services, and increased insurance premiums primarily related to operating as a public company.

Other Income (Expense)

Total other income (expense), net for the three months ended June 30, 2025 was $3.0 million income, compared to ($2.7) million expense for the three months ended June 30, 2024. This increase of $5.7 million was attributable to a $3.7 million decrease in expense from the change in fair value of our warrant liabilities due to changes in inputs associated with the fair value measurement immediately prior to our initial public offering, which were converted into shares of common stock upon IPO effectiveness. This was partially offset by a $2.0 million increase in interest income from our short-term and long-term investments due to the investment of our IPO proceeds during the first quarter of 2025.

Total other expense, net for the six months ended June 30, 2025 was $7.0 million, compared to $5.7 million for the six months ended June 30, 2024. This increase of $1.3 million was attributable to a $4.6 million increase in expense from the change in fair value of our warrant liabilities due to changes in inputs associated with the fair value measurement immediately prior to our initial public offering compared to June 30, 2024. This was partially offset by a $3.3 million increase in interest income from our short-term and long-term investments due to the investment of our IPO proceeds during the first quarter of 2025.

Selected Quarterly Financial Information

The following tables set forth our selected unaudited quarterly statements of operations data for each of the eight quarters in the period ended June 30, 2025. The information for each of these quarters has been prepared in accordance with GAAP, on a basis consistent with our unaudited condensed financial statements included elsewhere in this Quarterly Report and our audited financial statements included in our 2024 Annual Report and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations for the periods presented, with the exception of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), which is a non-GAAP financial measure discussed below. Our historical quarterly results are not necessarily indicative of the results that may be expected in the future and these quarterly results are not necessarily indicative of our operating results for a full year. The following quarterly financial information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report.

The following tables set forth our selected unaudited quarterly statements of operations data for the periods presented:

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
	(unaudited)
	(in thousands, except percentages)
Net sales	$16,705	$20,440	$17,639	$23,238
Cost of sales(1)	7,791	8,751	8,668	10,735
Gross profit	8,914	11,689	8,971	12,503
Gross margin	53.4%	57.2%	50.9%	53.8%
Operating expenses:
Research and development(1)	5,141	9,214	7,590	8,873
Sales and marketing(1)	9,645	10,804	13,402	15,623
General and administrative(1)	5,105	4,708	6,621	7,879
Total operating expenses	19,891	24,726	27,613	32,375
Loss from operations	(10,977)	(13,037)	(18,642)	(19,872)
Other income (expense):
Interest income	826	951	2,436	3,005
Other expense	(4)	-	—	(2)
Change in fair value of warrant liabilities	419	(6,022)	(12,450)	—
Total other income (expense), net	1,241	(5,071)	(10,014)	3,003
Net loss	$(9,736)	$(18,108)	$(28,656)	$(16,869)

Adjusted EBITDA	$(8,672)	$(11,254)	$(15,535)	$(14,526)

	Three Months Ended
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
	(unaudited)
	(in thousands, except percentages)
Net sales	$3,093	$8,350	$12,933	$15,046
Cost of sales(1)	1,868	3,288	5,732	6,962
Gross profit	1,225	5,062	7,201	8,084
Gross margin	39.6%	60.6%	55.7%	53.7%
Operating expenses:
Research and development(1)	3,854	4,460	5,479	6,350
Sales and marketing(1)	3,327	5,618	7,663	8,974
General and administrative(1)	2,826	3,351	3,512	4,544
Total operating expenses	10,007	13,429	16,654	19,868
Loss from operations	(8,782)	(8,367)	(9,453)	(11,784)
Other income (expense):
Interest income	393	1,251	1,139	993
Other expense	—	(55)	4	(2)
Change in fair value of warrant liabilities	(291)	(11,677)	(4,139)	(3,670)
Total other income (expense), net	102	(10,481)	(2,996)	(2,679)
Net loss	$(8,680)	$(18,848)	$(12,449)	$(14,463)

Adjusted EBITDA	$(7,218)	$(6,554)	$(7,805)	$(9,986)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Cost of sales	$69	$74	$106	$153
Research and development	294	300	502	924
Sales and marketing	472	511	801	1,314
General and administrative	1,141	666	1,395	2,408
Total stock-based compensation expense	$1,976	$1,551	$2,804	$4,799

	Three Months Ended
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
	(unaudited)
	(in thousands)
Cost of sales	$76	$90	$71	$61
Research and development	300	370	263	287
Sales and marketing	175	248	288	390
General and administrative	715	868	735	761
Total stock-based compensation expense	$1,266	$1,576	$1,357	$1,499

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the eight quarters in the period ended June 30, 2025:

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Net loss	$(9,736)	$(18,108)	$(28,656)	$(16,869)
Add:
Depreciation expense	333	232	303	347
Stock-based compensation expense	1,976	1,551	2,804	4,799
Interest income	(826)	(951)	(2,436)	(3,005)
Income tax expense (benefit)	—	—	—	2
Litigation settlement and other related expense	—	—	—	200
Change in fair value of warrant liabilities	(419)	6,022	12,450	—
Adjusted EBITDA	$(8,672)	$(11,254)	$(15,535)	$(14,526)

	Three Months Ended
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
	(unaudited)
	(in thousands)
Net loss	$(8,680)	$(18,848)	$(12,449)	$(14,463)
Add:
Depreciation expense	298	292	287	299
Stock-based compensation expense	1,266	1,576	1,357	1,499
Interest income	(393)	(1,251)	(1,139)	(993)
Income tax expense (benefit)	—	—	—	2
Litigation settlement and other related expense	—	—	—	—
Change in fair value of warrant liabilities	291	11,677	4,139	3,670
Adjusted EBITDA	$(7,218)	$(6,554)	$(7,805)	$(9,986)

Adjusted EBITDA is a key performance measure that we use to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes.

We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation expense, (ii) stock-based compensation expense, (iii) interest income, (iv) income tax expense (benefit), (v) litigation settlement and other related expense and (vi) change in fair value of warrant liabilities.

Some of the limitations of adjusted EBITDA include: (i) adjusted EBITDA does not properly reflect capital commitments to be paid in the future and (ii) although depreciation expense includes non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

Selected Quarterly Trends

Net sales

Quarterly net sales increased from the third quarter of 2023 through the fourth quarter of 2024, driven primarily by growth in our installed customer base as more patients adopted the iLet. This growth also contributed to higher recurring sales of single-use products, which are replaced every 2–3 days. Net sales declined in the first quarter of 2025, primarily due to seasonal factors and an unfavorable product mix. Net sales increased in the second quarter of 2025, benefiting from favorable seasonality and continued growth in both iLets and supplies.

Cost of sales

Quarterly cost of sales increased from the third quarter of 2023 through the fourth quarter of 2024, reflecting higher iLet sales and a growing installed base, which drove increases in material cost and royalties expense. Cost of sales declined in the first quarter of 2025, primarily due to product mix and lower volume. Cost of sales increased again in the second quarter of 2025, largely due to increased volume, particularly in pharmacy iLet sales, and higher product warranty costs.

Gross Margin

Gross margin improved from the second quarter through the fourth quarter of 2023, driven by net sales growth. However, gross margin declined from the fourth quarter of 2023 through the first quarter of 2025, reflecting a shift in channel mix. A higher proportion of new patient starts were reimbursed through the pharmacy benefit (PBP) channel, which recognizes less revenue upfront compared to the DME channel. Specifically, PBP-reimbursed starts accounted for a mid-single-digit percentage of new patients in the third quarter of 2023, increasing to the low teens in the fourth quarter of 2024, the low twenties in the first quarter of 2025, and the high twenties in the second quarter of 2025. Gross margin increased in the second quarter of 2025 due to higher volumes and improved cost absorption.

Operating expenses

Our quarterly research and development expenses increased in all periods presented, except the third quarter of 2024 and first quarter of 2025, primarily due to increases in engineering, third-party consulting costs and payroll-related expenses incurred to support our continued research and development efforts to enhance our existing product and develop new products.

Our sales and marketing expenses increased in all periods presented, primarily due to increases in payroll-related expenses driven by headcount increases in our sales force and customer care team, as well as other expenses incurred to market, educate and enhance the visibility of our product to HCPs.

Our general and administrative expenses increased in all periods presented, except the fourth quarter of 2024, primarily due to increases in payroll-related expenses driven by headcount increases in our quality assurance team, and public company costs, including accounting and audit services, insurance premiums and legal expenses, as well as expenses incurred for operational overhead expenses to meet the growing demand for the iLet.

Adjusted EBITDA

Our quarterly Adjusted EBITDA increased from the third quarter 2023 to the fourth quarter of 2023 primarily due to an increase in Net Sales and Gross Profit. Our quarterly Adjusted EBITDA decreased from the fourth quarter of 2023 to the third quarter of 2024 primarily due to increases in Sales & Marketing and Research & Development expenses. The decrease in Adjusted EBITDA from the third quarter of 2024 to the fourth quarter of 2024 was primarily driven by a $3.0 million milestone payment made to Xeris in the fourth quarter of 2024 for the achievement of certain developmental milestones. The decrease in Adjusted EBITDA from the fourth quarter of 2024 to the first quarter of 2025 was primarily driven by an increase in the change in fair value of warrant liabilities and an increase in stock compensation expenses as a result of additional headcount. Adjusted EBITDA improved from the first quarter of 2025 to the second quarter of 2025 due to higher revenue, improved margins and increased operating leverage despite continued headcount increases.

Key Business Metrics

We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that the following metrics are representative of our current business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
New patient starts	4,934	3,133	8,787	5,730
New patient starts from MDI as a percentage of total new patient starts	71%	69%	71%	66%
Installed customer base	24,085	8,034	24,085	8,034

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

In the six months ended June 30, 2024, a mid-single digit percentage of our new patient starts were reimbursed through the PBP channel. In the six months ended June 30, 2025, a mid-twenties percentage of our new patient starts were reimbursed through the PBP channel. The increase in new patient starts through the pharmacy benefit pathway reflects enhanced formulary access and broader pharmacy coverage for iLet. These improvements are primarily attributable to the execution of contracts with key PBMs.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock, raising an aggregate of approximately $356.6 million of gross proceeds, including net proceeds of approximately $101.7 million from the issuance and sale of our Series D convertible preferred stock in August 2023 and approximately $59.7 million from the issuance and sale of our Series E convertible preferred stock in November 2024. In January 2025, we completed our initial public offering and a concurrent private placement, pursuant to which we received aggregate net proceeds of approximately $190.4 million and approximately $15.6 million, respectively, in each case after deducting underwriting discounts, commissions, and other offering expenses. We have also received payments in connection with collaboration agreements and government grants, receiving $6.1 million to date from these types of arrangements, as well as from the sale of the iLet and single-use products utilized with the iLet from our contracts with customers. As of June 30, 2025, we had cash, cash equivalents and short-term and long-term investments of $280.9 million.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(33,569)	$(24,381)
Net cash provided by (used in) provided by investing activities	(172,949)	10,944
Net cash provided by (used in) financing activities	211,161	(101)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,643	$(13,538)

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $33.6 million, primarily resulting from our net loss of $45.5 million and net cash used by changes in our operating assets and liabilities of $8.0 million. This was partially offset by non-cash charges of $19.9 million, including $12.5 million attributable to the change in fair value of our warrant liabilities as a result of the remeasurement, $7.6 million in stock-based compensation expense due to increase in headcount, $0.6 million in amortization of operating lease right-of-use asset, $0.6 million in depreciation expense, $0.2 million in provision for excess and obsolete inventory and $0.2 million in provision for net realizable value of inventory, partially offset by the $1.7 million in accretion of discount on short-term investments. Changes in our operating assets and liabilities for the six months ended June 30, 2025 are primarily attributable to a $4.4 million increase in inventories from the growth in commercial sales, a $3.6 million increase in prepaid expenses and other current assets attributable to directors and officers insurance premiums, prepaid material components, and software license renewals, a $2.6 million decrease in accrued expenses and other current liabilities due primarily to the payout of the 2024 corporate bonus offset by the six months of accrual for 2025 corporate bonus based on company goals, and a $0.6 million decrease in operating lease liabilities. These decreases to cash were offset by a $.6 million decrease in accounts receivable due to additional collections offset by revenue recognized from sales, a $0.5 million increase to accounts payable, a $1.0 million increase to other long-term liabilities, and a $1.0 million increase in deferred revenue.

During the six months ended June 30, 2024, net cash used in operations was $24.4 million, primarily attributable to our net loss of $26.9 million and net cash used by changes in our operating assets and liabilities of $7.6 million. The net cash used by changes in our operating assets and liabilities was partially offset by non-cash charges of $10.1 million, including $7.8 million attributable to the change in the fair value of our warrant liabilities during the year, $2.9 million in stock-based compensation expense due to increase in headcount, $0.6 million in depreciation expense and $0.6 million in amortization of operating lease right-of-use asset, partially offset by the $1.7 million in accretion of discount on short-term investments. For six months ended June 30, 2024, net cash used from changes in our operating assets and liabilities was primarily attributable to a $4.6 million increase in accounts receivable due to an increase in commercial sales of the iLet, a $6.3 million increase in inventories from the growth in commercial sales, and $0.9 million increase in prepaid expenses and other current assets attributable to prepaid material components, software license renewals and clinical supply purchases, and a $0.5 million decrease in operating lease liabilities. These decreases to cash were offset by a $1.5 million increase in accounts payable, a $2.1 million increase in accrued expenses and other current liabilities due primarily to the payout of the 2023 corporate bonus net with the accrual for 2024 corporate bonus based on company goals, and a $1.1 million increase in deferred revenue.

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $172.9 million, primarily attributable to $190.8 million in purchases of short-term investments and $31.1 million in purchases of long-term investments based on the proceeds received from our IPO in January 2025 as well as $2.1 million in additional investment in property and equipment for additional manufacturing equipment. These decreases to cash are offset by $51.0 million in proceeds from maturities and redemptions of short-term investments.

During the six months ended June 30, 2024, net cash provided by investing activities was $10.9 million, primarily attributable to $32.0 million in proceeds from maturities and redemptions of short-term investments, offset by $20.2 million in purchases of short-term investments and $0.9 million in additional investment in property and equipment for additional manufacturing equipment.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $211.2 million, primarily attributable to the net proceeds of $195.4 million received from our IPO, $15.6 million from the private placement, and $0.1 million from stock option exercises.

During the six months ended June 30, 2024, net cash used in financing activities was $0.1 million primarily attributable to the payment of deferred offering costs.

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
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•
the impact of geopolitical and macroeconomic events, including tariffs or other trade measures, future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the conflict in the Middle East which has recently included actions by Iran, Hamas, Israel and the United States and global pandemics, on U.S. and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability that may impact our ability to access capital on acceptable terms, if at all.

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

Research and Development Costs

In May 2024, in connection with research and development activities, we entered into an exclusive worldwide License and Collaboration Agreement with Xeris which contains a number of contractual obligations. In consideration for the licenses and other rights granted to us under the License and Collaboration Agreement, we paid Xeris a one-time, non-refundable payment of $0.5 million and a one-time, non-refundable milestone payment of $3.0 million for the achievement of certain developmental milestones. In connection with entering into Phase 2 of the collaboration, during the twelve months ended December 31, 2024, under our Clinical Supply Agreement with Xeris, we ordered clinical material totaling $0.9 for Phase 2 clinical trials and paid a deposit equal to 30% of the estimated clinical material costs, which was recognized in prepaid expenses and other current assets in the condensed balance sheets. As of March 31, 2025, the clinical material has been delivered to us and the remaining payment of $0.6 million was made.

In connection with entering into Phase 3 of the collaboration, under our Clinical Supply Agreement with Xeris, we will incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling $5.1 million. As of June 30, 2025, we have completed the first payment of $1.5 million. The payment was initially recognized in prepaid expense and other current assets in the unaudited condensed balance sheets and a portion of the payment was expensed related to the services completed. In addition, we are required to pay tiered royalties of low double-digit percentages based on net sales of Glucagon Products, subject to certain reductions. For additional information, see the subsection above titled “—License and Collaboration Agreements.” We may continue to incur costs as we progress into Phase 3 clinical trials.

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
•
Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term for our stock options was calculated based on the weighted-average vesting term of the awards and the contract period, or the simplified method.
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since inception and cannot assure you that we will be able to achieve or sustain profitability.*

Since our inception, we have incurred annual net losses. For the six months ended June 30, 2025 and the year ended December 31, 2024, our net losses were $45.5 million and $54.8 million, respectively. As of June 30, 2025, we had an accumulated deficit of $342.3 million. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, the clinical and regulatory initiatives to maintain and obtain marketing clearance, and the research and development of our current products and product candidates.

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

Additionally, we are subject to customer concentration risk as a result of our reliance on a relatively small number of DME distributors for a significant portion of our revenues. For the six months ended June 30, 2025, our top four DME distributors represented approximately 55% of our total sales. In order to mitigate this concentration risk, we are actively pursuing our multi-channel DME and PBP coverage and reimbursement strategy. However, we cannot guarantee that we will be successful in executing this strategy and as such, we may need to continue to depend on the sales to a relatively small number of significant customers. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our results of operations and financial condition.

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

Although we consummated our initial public offering and the concurrent private placement, we may need to raise additional funds in the future, and these funds may not be available on acceptable terms, if at all.*

The development of medical devices is capital-intensive. Our operations have consumed substantial amounts of cash since inception. As of June 30, 2025, our cash, cash equivalents and short-term and long-term investments were $280.9 million. In January 2025, we completed our initial public offering and a concurrent private placement, pursuant to which we received aggregate net proceeds of approximately $190.4 million and approximately $15.6 million, respectively, in each case after deducting underwriting discounts, commissions, and other offering expenses. Based on our current and planned use of the net proceeds of our initial public offering and the concurrent private placement and our current cash, cash equivalents and short-term and long-term investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the first half of 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control.

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

We will need to expand our organization, and we may experience challenges in managing this growth as we build our capabilities, which could disrupt our operations.*

As of June 30, 2025, we had 387 full-time employees and 5 part-time employees. We expect to experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of regulatory and clinical affairs and sales, marketing and distribution. To manage our growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. As we expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of investigational devices. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow product revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our investigational devices and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We source significant quantities of the iLet’s components from international suppliers, with substantial reliance on foreign manufacturers, including China. While we currently benefit from tariff exemptions under the Nairobi Protocol for custom components used in the iLet and related supplies, any changes to these exemptions or broader tariff policies, particularly those affecting medical device imports from China, could materially increase our manufacturing costs and reduce our profitability, as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, particularly regarding U.S.-China trade relations and medical device-specific tariffs, present material risks to our operations and financial performance.

The ongoing trade tensions between the United States and China have resulted in multiple rounds of tariffs affecting medical device components, manufacturing equipment, and related supplies. Although tariffs on medical device components remain a risk, our current exemption for custom components under the Nairobi Protocol mitigates this exposure. However, if this exemption were to be rescinded or if new targeted tariffs were enacted that apply to our products or inputs, our manufacturing costs could increase significantly, and it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources takes significant time, substantial investment and regulatory approvals. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

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

Current or future tariffs will also result in increased research and development expenses, including but not limited to increased costs associated with laboratory equipment and research materials. Trade restrictions affecting the import of materials, including components of the bihormonal configuration of the iLet and patch pump, necessary for clinical trials and manufacturing could result in delays to our timelines. Increased costs and extended timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

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

We are subject to a post-market surveillance order issued by the FDA for our iLet. If the FDA determines that our iLet does not perform as anticipated, or if the FDA identifies new concerns related to the safety and effectiveness of the device, we may need to make changes to or recall or withdraw the iLet from the field, which could harm our business.*

The FDA has notified us that the iLet is subject to a mandatory post-market surveillance order under Section 522 of the FDCA, which authorizes the FDA to require a manufacturer to conduct post-market surveillance for devices that meet certain criteria. Specifically, the FDA has asked that we conduct a one-year, prospective single-arm cohort study and has accepted our plan for this study, which will assess the safety and effectiveness of the iLet in commercial users and is expected to enroll 1,875 users. The FDA typically issues a 522 Order for any Class II device like the iLet that (1) would be reasonably likely to have serious adverse health consequences if it were to fail and (2) is expected to have significant use in pediatric populations. Other Class II software algorithms used with AID systems meet these two criteria and have therefore been issued similar 522 Orders. As part of the FDA's request to conduct a post-market surveillance study, the FDA set forth several criteria to evaluate the iLet in a large and diverse patient population, as well as different real-world use settings including the use of features that are unique to the iLet (i.e., lack of conventional open-loop mode, BG-run feature, body weight only initialization, handling unannounced meals, and use of the lower and higher glucose targets). The FDA has accepted our post-market surveillance plan and enrollment began in April 2025.

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

We have developed a medical device that is subject to extensive regulation by the FDA. These regulations relate to testing, manufacturing, labeling, sale, promotion, distribution and shipping. Before we can market or sell a new product regulated as a medical device in the United States, we must obtain marketing authorization or clearance under one of the three following regulatory pathways: (i) Section 510(k) of the federal Food, Drug, and Cosmetic Act, (ii) a premarket approval application (PMA), or (iii) de novo classification of our product. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data are sometimes required to support substantial equivalence. In the second pathway, the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical study, clinical trial, manufacturing and labeling data. The PMA process is typically required for products that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, and is significantly more involved than the 510(k) process. The third pathway is called de novo classification, which is generally used for low to moderate risk products that have not previously been classified by the FDA and therefore no predicate device is available. Devices not previously classified by the FDA are automatically placed into Class III; through the de novo process a manufacturer may request reclassification as a Class I or II device. If the FDA agrees to reclassify the device, it will then clear the device through the de novo process, and future devices of a similar nature may use the device cleared through the de novo process as a predicate device for a 510(k) submission.

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

We are developing our iLet in combination with other therapies and devices, which requires additional development time and exposes us to additional risks.*

The ability to obtain marketing authorization and to commercialize our iLet in its bihormonal configuration requires FDA approval of a glucagon product for chronic use and to obtain marketing authorization of the bihormonal configuration setting of our iLet. In May 2024, we entered into an exclusive collaboration and license agreement with Xeris to facilitate development of a dual-hormone pump for individuals with T1D, whereby we will develop a glucagon product utilizing Xeris’ XeriSol technology for use in our iLet in its bihormonal configuration. In March 2025, we began enrolling patients into the PK-PD Trial in Canada. As of June 30, 2025, the clinical trial is still ongoing. We are highly dependent on the approval of such glucagon product to be able to successfully commercialize our iLet in its bihormonal configuration for the treatment of T1D, if authorized for marketing by the FDA.

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
•
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

Healthcare reform measures could hinder or prevent the commercial success of our solutions.*

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (OBBBA) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the Affordable Care Act marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits, particularly in light of the change of administration. For example, the current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions include, for example, (1) directives to reduce agency workforce and cut programs; (2) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; and (3) directing certain federal agencies to enforce existing law regarding hospital and price plan price transparency by standardizing prices across hospitals and health plans. It is possible that certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

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

At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products, including our single-use products, could result in actual expenses that are below those currently estimated. As of June 30, 2025, we accrued approximately $2.1 million so far in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

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

Risks Related to Government Regulation

We and our suppliers are subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.*

Once we obtain marketing authorization or clearance for FDA-regulated products, such as our iLet and any future products, we and such products will be subject to continued and pervasive regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies governing, among other things, the manufacture, marketing, advertising, reporting, sale, promotion, import, export, registration, and listing of our products. For example, medical device manufacturers must submit periodic reports to the FDA as a condition of obtaining marketing authorization or clearance. These reports include information about failures and certain adverse events associated with the device after its marketing authorization or clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In particular, unless exempt, we and our suppliers are required to comply with the FDA’s Quality System Regulation (QSR) for medical device products and cGMPs for any approved drug products, such as glucagon if it is ultimately approved, and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory bodies, such as the FDA, enforce the QSR and cGMPs and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions and/or other negative consequences:

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

In June 2025, the FDA conducted an inspection of our Irvine, California facility. Following the inspection, the FDA issued a Form 483. We are actively preparing our response and have initiated remediation activities to address the FDA’s observations. We intend to provide ongoing updates to the FDA regarding the status of these efforts. While we are taking appropriate steps to address the FDA’s observations, there can be no assurance that our responses will satisfy the FDA or that future inspections by the FDA or other regulatory authorities will not result in additional observations or enforcement actions, any of which could lead to warning letters, recalls, and have a material adverse effect on our business.

The FDA can also publish Safety Communications or Letters to Health Care Providers when the agency becomes aware of new issues involving a specific product or, more broadly, a product family. These communications are posted on the FDA’s website and describe the FDA’s analysis of a current issue and provide specific regulatory approaches and clinical recommendations for patient management. If such communications occur it may harm our reputation and prevent us from generating revenue.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies often scrutinize interactions between healthcare companies and HCPs, which has led to a number of investigations, prosecutions, convictions and significant settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time-and resource-consuming and can divert a company’s attention from the business.

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

We may be subject to adverse legislative or regulatory changes in tax laws, and there are uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations, any of which could materially affect our tax obligations and effective tax rate.*

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made. New income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, the IRA and the most recently enacted OBBBA made many significant changes to U.S. tax laws. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. In the United States, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future worldwide tax expense.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan

During the three months ended June 30, 2025, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Total Shares to be Sold	Expiration Date
Mark Hopman, Chief Commercial Officer	Adoption	May 13, 2025	X	32,318	August 18, 2026
Stephen Feider, Chief Financial Officer	Adoption	May 15, 2025	X	80,000	June 30, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

fItem 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42491	3.1	01/31/25
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-284147	3.4	01/06/25
4.1	Form of Common Stock Certificate.	S-1/A	333-284147	4.1	01/22/25
4.2	Amended and Restated Investor Rights Agreement, dated November 8, 2024, by and among the Registrant and certain of its stockholders.	S-1	333-284147	4.2	01/06/25
10.1*	Amendment No. 1 to Development and Commercialization Agreement, dated May 9, 2025, by and between Abbott Diabetes Care Inc. and the Registrant.					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

* Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, portions of this exhibit (indicated by [***]) have been omitted because the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential. The Registrant hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

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

BETA BIONICS, INC.

Date: July 29, 2025	By:	/s/ Sean Saint
Sean Saint
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephen Feider
Stephen Feider
Chief Financial Officer (Principal Financial and Accounting Officer)