Form 10-Q
period 2025-09-30
Beta Bionics, Inc.
filed 2025-10-28
CIK 1674632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the Registrant’s Common Stock outstanding as of October 24, 2025 was 44,024,631.

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
•
Our iLet is currently cleared only for the treatment of T1D in adults and children six years of age and older. If our iLet is authorized for marketing or cleared in a bihormonal system for the treatment of T1D or for any other indications, such marketing authorization or clearance will be limited by the FDA to the specific indication for which granted. We are prohibited from marketing the iLet for other indications, such as type 2 diabetes (T2D).
•
If we are unable to obtain or protect intellectual property rights related to the iLet, we may not be able to compete effectively in our market.
•
If we fail to comply with our obligations in our current and future intellectual property licenses with third parties, we could lose rights, which may be important to our business.

PART I. Financial Information

Item 1. Financial Statements.

BETA BIONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except number of shares)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,485	$30,432
Short-term investments	190,202	73,143
Accounts receivable, net	11,539	11,996
Inventories, net	20,373	13,320
Prepaid expenses and other current assets	9,427	4,032
Total current assets	270,026	132,923
Property and equipment, net	7,385	4,776
Operating lease right-of-use asset	7,024	6,645
Restricted cash	100	100
Deferred offering costs	—	5,051
Long-term investments	45,328	—
Other long-term assets	183	150
Total assets	$330,046	$149,645

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,461	$2,852
Accrued expenses and other current liabilities	17,605	15,828
Operating lease liabilities	1,980	1,529
Deferred revenue	1,342	939
Total current liabilities	25,388	21,148
Operating lease liabilities, net of current portion	5,707	5,726
Deferred revenue, net of current portion	2,986	1,860
Warrant liabilities	—	44,898
Other long-term liabilities	1,205	—
Total liabilities	35,286	73,632
Commitments and contingencies (Note 17)
Convertible preferred stock (Series A, A-2, B, B-2, C, D and E), par value of $0.0001 per share; no and 34,966,547 shares authorized at September 30, 2025 and December 31, 2024, respectively; no and 17,228,954 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; liquidation preference of $0 and $355,162 at September 30, 2025 and December 31, 2024, respectively	—	321,373
Stockholders’ equity (deficit):
Class A common stock, par value of $0.0001 per share; no and 5,790,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; no and 2,939,085 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	1
Class B common stock, par value of $0.0001 per share; no and 70,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; no and 3,679,790 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Class C common stock, par value of $0.0001 per share; no and 96,910 shares authorized at September 30, 2025 and December 31, 2024, respectively; no and 48,918 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Preferred stock, par value of $0.0001 per share; 10,000,000 and no shares authorized at September 30, 2025 and December 31, 2024, respectively; no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, par value of $0.0001 per share; 700,000,000 and no shares authorized at September 30, 2025 and December 31, 2024, respectively; 43,991,598 and no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	—
Additional paid-in capital	650,873	51,311
Accumulated other comprehensive income	354	65
Accumulated deficit	(356,471)	(296,737)
Total stockholders’ equity (deficit)	294,760	(245,360)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$330,046	$149,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except number of shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$27,253	$16,705	$68,130	$44,684
Cost of sales	12,134	7,791	31,537	20,485
Gross profit	15,119	8,914	36,593	24,199
Operating expenses:
Research and development	8,195	5,141	24,658	16,970
Sales and marketing	16,045	9,645	45,070	26,282
General and administrative	7,922	5,105	22,422	13,161
Total operating expenses	32,162	19,891	92,150	56,413
Loss from operations	(17,043)	(10,977)	(55,557)	(32,214)
Other income (expense):
Interest income	2,833	826	8,274	2,958
Other income (expense), net	1	(4)	(1)	(2)
Change in fair value of warrant liabilities	—	419	(12,450)	(7,390)
Total other income (expense), net	2,834	1,241	(4,177)	(4,434)
Net loss	$(14,209)	$(9,736)	$(59,734)	$(36,648)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term and long-term investments	205	79	289	(79)
Comprehensive loss	$(14,004)	$(9,657)	$(59,445)	$(36,727)
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(1.46)	$(1.52)	$(5.86)
Weighted-average common shares outstanding, basic and diluted	43,634,006	6,660,493	39,293,798	6,264,162

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except number of shares)

Nine months ended September 30, 2025

						Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2024	17,228,954	$321,373	6,667,793	$1	$51,311	$65	$(296,737)	$(245,360)
Conversion of convertible preferred stock into common stock on initial public offering	(17,228,954)	(321,373)	19,827,003	2	321,371	—	—	321,373
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs of $21.7 million	—	—	12,475,000	1	190,378	—	—	190,379
Issuance of common stock under private placement offering, net of offering costs of $1.4 million	—	—	1,000,000	—	15,591	—	—	15,591
Reclassification of convertible preferred stock and common stock warrants into common stock on initial public offering	—	—	3,369,473	—	57,348	—	—	57,348
Vesting of restricted stock units	—	—	190,222	—	—	—	—	—
Stock option exercises	—	—	462,107	—	2,793	—	—	2,793
Stock-based compensation expense	—	—	—	—	12,081	—	—	12,081
Unrealized gain (loss) on short-term investments	—	—	—	—	—	289	—	289
Net loss	—	—	—	—	—	—	(59,734)	(59,734)
Balance at September 30, 2025	—	$—	43,991,598	$4	$650,873	$354	$(356,471)	$294,760

Three months ended September 30, 2025

						Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at June 30, 2025	—	$—	43,465,136	$4	$643,742	$149	$(342,262)	$301,633
Conversion of convertible preferred stock into common stock on initial public offering	—	—	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs of $21.7 million	—	—	—	—	—	—	—	—
Issuance of common stock under private placement offering, net of offering costs of $1.4 million	—	—	—	—	—	—	—	—
Reclassification of convertible preferred stock and common stock warrants into common stock on initial public offering	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	85,732	—	—	—	—	—
Stock option exercises	—	—	440,730	—	2,653	—	—	2,653
Stock-based compensation expense	—	—	—	—	4,478	—	—	4,478
Unrealized gain (loss) on short-term investments	—	—	—	—	—	205	—	205
Net loss	—	—	—	—	—	—	(14,209)	(14,209)
Balance at September 30, 2025	—	$—	43,991,598	$4	$650,873	$354	$(356,471)	$294,760

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nine months ended September 30, 2024

						Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2023	12,876,561	$261,713	6,021,327	$1	$26,421	$137	$(229,664)	$(203,105)
Adoption of ASU 2020-06	—	—	—	—	12,317	—	(12,317)	—
Common B warrant exercises	—	—	634,517	—	6,100	—	—	6,100
Stock option exercises	—	—	7,021	—	52	—	—	52
Stock-based compensation expense	—	—	—	—	4,832	—	—	4,832
Unrealized gain (loss) on short-term investments	—	—	—	—	—	(79)	—	(79)
Net loss	—	—	—	—	—	—	(36,648)	(36,648)
Balance at September 30, 2024	12,876,561	$261,713	6,662,865	$1	$49,722	$58	$(278,629)	$(228,848)

Three months ended September 30, 2024

						Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at June 30, 2024	12,876,561	$261,713	6,656,681	$1	$47,700	$(21)	$(268,893)	$(221,213)
Adoption of ASU 2020-06	—	—	—	—	—	—	—	—
Common B warrant exercises	—	—	—	—	—	—	—	—
Stock option exercises	—	—	6,184	—	46	—	—	46
Stock-based compensation expense	—	—	—	—	1,976	—	—	1,976
Unrealized gain (loss) on short-term investments	—	—	—	—	—	79	—	79
Net loss	—	—	—	—	—	—	(9,736)	(9,736)
Balance at September 30, 2024	12,876,561	$261,713	6,662,865	$1	$49,722	$58	$(278,629)	$(228,848)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(59,734)	$(36,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,035	919
Provision for expected credit losses	24	44
Stock-based compensation expense	12,081	4,832
Net provision for excess and obsolete inventory	624	184
Change in fair value of warrant liabilities	12,450	7,390
Accretion of discount on short-term investments	(2,025)	(2,286)
Accretion of discount on long-term investments	(4)	—
Amortization of operating lease right-of-use asset	905	835
Loss on disposal of property and equipment	—	8
Changes in operating assets and liabilities:
Accounts receivable	433	(3,060)
Inventories	(7,677)	(10,230)
Prepaid expenses and other current assets	(5,395)	(1,721)
Other long-term assets	(33)	(30)
Accounts payable	1,571	1,576
Accrued expenses and other current liabilities	1,565	3,269
Other long-term liabilities	1,205	—
Operating lease liability	(852)	(750)
Deferred revenue	1,529	1,674
Net cash used in operating activities	(42,298)	(33,994)
Cash flows from investing activities:
Purchases of short-term investments	(236,772)	(27,030)
Purchases of long-term investments	(45,297)	—
Proceeds from maturities and redemptions of short-term investments	122,000	56,000
Proceeds on disposal of property and equipment	—	50
Purchases of property and equipment	(3,394)	(2,834)
Net cash (used in) provided by investing activities	(163,463)	26,186
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of underwriting discounts, commissions and issuance costs	195,430	—
Proceeds from the issuance of common stock from private placement, net of issuance costs	15,591	—
Payments for deferred offering costs	—	(1,341)
Proceeds from stock option exercises	2,793	52
Proceeds from common stock warrants exercise	—	12
Net cash provided by financing activities	213,814	(1,277)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,053	(9,085)
Cash, cash equivalents and restricted cash at beginning of period	30,532	26,666
Cash, cash equivalents and restricted cash at end of period	$38,585	$17,581

Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$38	$7
Purchases of property and equipment in accrued expenses and other current liabilities	$212	$—
Deferred offering costs included in accounts payable	$—	$120
Deferred offering costs included in accrued expenses	$—	$1,634
Unrealized gain (loss) on short-term investments	$(262)	$79
Unrealized gain (loss) on long-term investments	$(27)	$—
Reclassification of long-term investments to short-term investments	$125,842	$—
Conversion of convertible preferred stock upon IPO	$321,373	$—
Conversion of warrants net exercise upon IPO	$57,348	$—
Reclassification of deferred offering costs to equity upon IPO	$5,051	$—
Supplemental disclosure of cash flow information:
Operating lease ROU asset obtained in exchange for operating lease obligations	$1,284	$3,828
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$38,485	$17,481
Restricted cash	100	100
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$38,585	$17,581

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

From its inception to September 30, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, capital raising, establishing and engaging in collaborations, performing research and development, advancing and scaling up manufacturing capabilities, commercializing its products, establishing a sales infrastructure and providing general and administrative support for these activities. The Company’s operations to date have been funded primarily through the issuance and sale of convertible preferred stock and common stock and sales of the iLet and single-use products.

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

Short-Term Investments

In accordance with ASC 320, Investments – Debt Securities, the Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity (deficit) and as a component of other comprehensive loss within the statements of operations and comprehensive loss. The Company determines realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the statements of operations and comprehensive loss. The Company periodically evaluates its short-term investments for credit losses, considering the significance of the decline in value and the market and economy in general. The Company has not recognized any impairment losses related to its short-term investments during the nine months ended September 30, 2025 and 2024. All short-term investments are classified as current based on the nature of the investments and their availability for use in current operations.

Long-Term Investments

Long-term investments include U.S. Treasury notes with maturities of 12 months or more. Where the Company has both the intent and ability to hold debt securities to maturity, these debt securities are carried at amortized cost. If a U.S. treasury note has an unrealized loss and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company will record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security. The Company has not recognized any impairment losses related to its long-term investments during the nine months ended September 30, 2025 and 2024. All long-term investments are classified as noncurrent based on the nature of the investments.

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

The Company is exposed to concentration risk as it relates to its customers. The following table summarizes the percentages of total sales and accounts receivable, net for customers who accounted for 10% or more of the respective amounts for the periods presented:

	Net Sales		Net Sales		Accounts Receivable, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Distributor A	13.8%	15.5%	14.0%	13.6%	11.1%	13.7%
Distributor B	12.7%	18.0%	13.1%	18.6%	*	13.3%
Distributor C	*	13.2%	12.6%	12.0%	*	10.6%
Distributor D	14.1%	15.3%	12.1%	16.7%	*	13.0%
Distributor E	*	*	*	*	19.8%	14.8%
Distributor F	*	*	*	*	20.8%	*
Distributor G	11.7%	*	12.1%	*	*	*

* Amount related to the respective customer represented less than 10% for the period presented.

Deferred Offering Costs

The Company capitalizes as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. As of September 30, 2025, the Company did not have a balance in deferred offering costs. As of December 31, 2024, the Company had $5.1 million in deferred offering costs, of which $0.9 million were in accrued expenses and other current liabilities. The deferred offering costs were offset against the IPO proceeds upon the closing the IPO in January 2025 (see Note 1).

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

The Company’s leases have initial lease terms of approximately one to seven years, with some including options to extend for up to five additional years. If a lease includes options to extend the lease term, the Company only includes the periods it is reasonably certain to exercise as of the lease commencement date. The decision to exercise lease renewal options is at the Company’s sole discretion. Variable lease costs, including maintenance and utilities, real estate taxes, and insurance are expensed as incurred and excluded from the measurement of the lease liability. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Leases with an initial term of 12 months or less are expensed and not recorded on the balance sheet. The Company’s leases provide for fixed rental payments with annual rent escalations. The Company does not have any leases that are classified as financing leases.

Classification and Accretion of Convertible Preferred Stock

Prior to the completion of the Company’s initial public offering (“IPO”) completed in January 2025, the Company’s convertible preferred stock was classified outside of stockholders’ equity (deficit) on the balance sheets because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, was not solely within the control of the Company and required the redemption of the then-outstanding convertible preferred stock. The Company’s Series A Preferred Stock, the Series A-2 Preferred Stock, the Series B Preferred Stock, the Series B-2 Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock were not redeemable, except in the event of a deemed liquidation (see Note 11). Since convertible preferred stock was neither currently redeemable, nor probable of becoming redeemable, the carrying values of the convertible preferred stock were not being accreted to their redemption values. Following the completion of the IPO, all outstanding shares of convertible preferred stock automatically converted into shares of common stock, and therefore, this presentation and related accounting treatment no longer apply as of September 30, 2025.

The issuance costs incurred in connection with equity financings prior to the IPO were netted against the gross proceeds received from the equity financings.

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

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a total company basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The measure of segment assets is presented as total assets in the balance sheets. The Company has concluded that gross profit and net income (loss) are the primary measures of segment profit or loss used by the CODM. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on net income (loss) as reported in the statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein. During the nine months ended September 30, 2025 and 2024, the Company did not generate any international revenues and as of September 30, 2025 and December 31, 2024, the Company did not have any assets located outside of the United States.

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

Reconciliations of the changes in the Company’s product warranty liability, which is included in accrued expenses and other current liabilities and other long-term liabilities, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Product warranty liability at beginning of period	$2,062	$248	$657	$22
Warranty expense	1,046	587	3,406	1,114
Warranty fulfillment	(553)	(403)	(1,508)	(704)
Product warranty liability at end of period	$2,555	$432	$2,555	$432

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

In July 2025, FASB issued ASU 2025-05, Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendments are effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements.

3.
Revenue

The Company disaggregates net sales by product category and reimbursement channel, which the Company believes provides a meaningful depiction of how the nature, timing and uncertainty of net sales are affected by economic factors.

During the nine months ended September 30, 2025 and 2024, the Company’s revenues were predominantly generated from sales of the iLet. The iLet requires the use of separately purchased single-use products which include cartridges for storing and delivering insulin, and infusion sets that connect the iLet to the user’s body. These single-use products generate recurring revenue for the Company, as these are typically replaced by the end-user every 2-3 days or as directed by a healthcare provider.

The Company’s customers are distributors and pharmacies who sell these products to insulin-requiring PWD, through the durable medical equipment (“DME”) and the pharmacy benefit plan (“PBP”) reimbursement channels, which entail differing payment outlays. For the three and nine months ended September 30, 2025 and 2024, the majority of the Company’s sales were through the DME channel.

The following table summarizes the Company’s disaggregated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
DME channel
iLet(1)	$14,175	$11,042	$37,217	$33,105
Single-use products	6,840	3,420	16,269	7,740
Total DME channel	21,015	14,462	53,486	40,845

PBP channel
iLet(1)	148	1,228	859	1,748
Single-use products	6,090	1,015	13,785	2,091
Total PBP channel	6,238	2,243	14,644	3,839
Total net sales	$27,253	$16,705	$68,130	$44,684

(1)
iLet includes the over-time recognition related to software updates and mobile app access.

The Company recognizes revenue at a point in time once control has transferred to the customer, as well as over time for performance obligation to provide ongoing services such as unspecified software updates. Revenue recognized during the nine months ended September 30, 2025 that was included in the deferred revenue balance as of December 31, 2024 was approximately $0.6 million.

At September 30, 2025 and December 31, 2024 , $4.3 million and $2.8 million, respectively, was allocated to performance obligations that were not yet satisfied and is recorded in deferred revenue on the balance sheet. At September 30, 2025 and December 31, 2024, of the performance obligations not yet satisfied, $1.3 million and $0.9 million for each period, is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized over the next 36 months. At September 30, 2025 and December 31, 2024, the $4.3 million and $2.8 million, respectively, relate to amounts deferred associated with the unspecified software updates promised to users and the users' access to the mobile application.

4.
Financial Instruments and Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements at
	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents:
Money market fund	$29,726	$—	$—	$29,726
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury bills	190,202	—	—	190,202
Long-term investments
U.S. Treasury notes	45,328	—	—	45,328
Total assets	$265,356	$—	$—	$265,356

	Fair Value Measurements at
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents:
Money market fund	$27,107	$—	$—	$27,107
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury bills	73,143	—	—	73,143
Total assets	$100,350	$—	$—	$100,350
Liabilities
Series C warrant liabilities	$—	$—	$9,935	$9,935
Common B warrant liabilities	—	—	34,963	34,963
Total liabilities	$—	$—	$44,898	$44,898

Money market funds and U.S. Treasury bills were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the nine months ended September 30, 2025 and 2024. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the nine months ended September 30, 2025 and 2024.

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

A reconciliation of the Level 3 warrant liabilities is as follows:

Series C Warrant Liability
(in thousands)
Balance at December 31, 2024	$9,935
Change in fair value	1,929
Net exercise and conversion into common stock upon closing of IPO	(11,864)
Balance at September 30, 2025	$—

Common B Warrant Liability
(in thousands)
Balance at December 31, 2024	$34,963
Change in fair value	10,521
Net exercise and conversion into common stock upon closing of IPO	(45,484)
Balance at September 30, 2025	$—

5.
Short-Term and Long-Term Investments

The following represents a summary of the estimated fair value of short-term and long-term investments at September 30, 2025 and December 31, 2024:

	At September 30, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury bills	$189,875	$327	$—	$190,202
Long-term investments
U.S. Treasury notes	45,301	27	—	45,328
Total	$235,176	$354	$—	$235,530

	At December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury bills	$73,078	$65	$—	$73,143
Total	$73,078	$65	$—	$73,143

The following represents the contractual maturities of available-for-sale debt securities as of September 30, 2025:

	At September 30, 2025
	Years to Maturity
	Within One	One to Two	More Than Two	Estimated
	Year	Years	Years	Fair Value
	(in thousands)
U.S. Treasury bills	$190,202	$45,328	$—	$235,530
Total	$190,202	$45,328	$—	$235,530

6.
Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accounts receivable	$11,679	$12,112
Less: allowance for credit losses	(140)	(116)
Accounts receivable, net	$11,539	$11,996

The following table provides a reconciliation of the changes in the allowance for estimated credit losses for the nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Balance at beginning of period	$116	$90	$116	$46
Provision for expected credit losses	24	—	24	44
Balance at end of period	$140	$90	$140	$90

7.
Inventories, Net

Inventories consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Raw materials	$9,210	$6,737
Work in process	1,229	637
Finished goods	9,934	5,946
Inventories, net	$20,373	$13,320

8.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$6,447	$2,982
Interest receivable	2,715	233
Other current assets	265	817
Prepaid expenses and other current assets	$9,427	$4,032

9.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Manufacturing equipment	$8,242	$6,252
Leasehold improvements	830	810
Furniture	939	924
Computer equipment	308	308
Construction in progress	3,354	1,735
Total cost	13,673	10,029
Less: Accumulated depreciation and amortization	(6,288)	(5,253)
Property and equipment, net	$7,385	$4,776

Depreciation expense was $1.0 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Employee compensation and benefits	$11,009	$9,942
Professional fees	1,532	2,119
Sales returns, rebates and patient assistance	1,498	1,502
Warranty	1,350	657
Inventory in transit	942	530
Clinical trial-related expenses	69	—
Royalties	836	741
Other	369	337
Accrued expenses and other current liabilities	$17,605	$15,828

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

The Company grants equity classified stock options for the purchase of common stock. Stock options granted under the 2016 Plan with service-based vesting conditions typically vest over four years based on continuous service and expire after ten years. The total number of shares of common stock that may be issued under the 2016 Plan was 5,061,058 shares as of September 30, 2025. Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future grant under the 2016 Plan.

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

Stock Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted:

	Nine Months Ended September 30,
	2025	2024
Fair value of common stock	$14.38	$10.95
Risk-free interest rate	4.25%	4.08%
Expected term (in years)	5.97	6.02
Expected volatility	100.01%	86.57%
Expected dividend yield	0%	0%

The following table summarizes stock option activity for the nine months ended September 30, 2025:

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	5,667,555	$6.98	7.6	$22,929
Granted	1,731,539	$17.85
Exercised	(462,107)	$6.04
Forfeited or cancelled	(156,340)	$9.95
Expired	(15,396)	$7.09
Outstanding at September 30, 2025	6,765,251	$9.76	7.5	$68,553
Vested and expected to vest at September 30, 2025	6,765,251	$9.76	7.5	$68,553
Options exercisable at September 30, 2025	3,536,423	$7.74	6.6	$42,854

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 were $6.3 million and not significant, respectively.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $6.99 per share and $6.84 per share, respectively. The total fair value of shares vested during the nine months ended September 30, 2025 and 2024 was $4.1 million and $1.8 million, respectively.

The following table summarizes the non-vested stock options that were outstanding as of September 30, 2025 and December 31, 2024:

		Weighted- Average
	Number of Options	Exercise Price

Non-vested options, September 30, 2025	3,228,828	$11.97
Non-vested options, December 31, 2024	2,797,887	$6.86

Restricted Stock Units

The following table summarizes RSU activity under the Company's incentive plans for the nine months ended September 30, 2025:

		Weighted- Average
	Number of Shares	Grant Date Fair Value

RSUs outstanding, December 31, 2024	—	$—
Granted	1,056,299	$14.69
Vested	(190,222)	$14.59
Cancelled	(41,306)	$14.52
RSUs outstanding, September 30, 2025	824,771	$14.72

Stock-Based Compensation Expense

Stock-based compensation expense by type and financial statement line is included in the Company’s statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Options	$3,116	$1,976	$8,721	$4,832
RSUs	1,362	—	3,360	—
Total stock-based compensation expense	$4,478	$1,976	$12,081	$4,832

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of sales	$140	$69	$399	$201
Research and development	893	294	2,319	844
Sales and marketing	1,273	472	3,388	1,150
General and administrative	2,172	1,141	5,975	2,637
Total stock-based compensation expense	$4,478	$1,976	$12,081	$4,832

As of September 30, 2025, total unrecognized stock-based compensation expense related to the unvested options was $29.0 million, which is expected to be recognized over a weighted-average period of 2.7 years. As of September 30, 2025, total unrecognized stock-based compensation expense related to the unvested RSUs was $11.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by the Board in January 2025. The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Eligible employees may contribute, through payroll deductions, up to 15% of their earnings for the purchase of common stock under the ESPP. The purchase price of common stock under the ESPP is the lesser of: (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase, limited to the maximum number of shares they may purchase on any single purchase date. Each offering under the ESPP has a six-month duration, beginning on January 1 and July 1 of each year, with purchases occurring on June 30 and December 31, respectively. The Company has not conducted any offerings under the ESPP as of September 30, 2025.

13.
Employee Benefit Plan

The Company maintains a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees. Each participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. Under the terms of the Plan, the Company matches 100% of the first 6% of employee contributions. During the nine months ended September 30, 2025 and 2024, the Company contributed $2.2 million and $1.6 million, respectively, to the 401(k) Plan.

14.
Income Taxes

During the nine months ended September 30, 2025 and 2024, the Company did not record income tax benefits for the net operating losses (“NOLs”) incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The Company does not have any foreign operations and therefore has no foreign income taxes.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. As of September 30, 2025, there were no pending tax examinations and the Company currently is not under tax examination in any tax jurisdiction. The Company is open to future tax examination under statute by the IRS from 2021 to present and by most state tax authorities from 2020 to present. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and research and development credits were generated and carried forward, and make adjustments to the amount of the NOL and research credits carryforwards.

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

	Nine Months Ended September 30,
	2025	2024
Convertible preferred stock (as converted into shares of common stock)	—	15,474,610
Stock options to purchase common stock	6,765,251	5,658,801
Warrants to purchase Series C convertible preferred stock	—	697,874
Warrants to purchase Class B common stock	—	2,675,535
RSUs	824,771	—
Total	$7,590,022	$24,506,820

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(14,209)	$(9,736)	$(59,734)	$(36,648)
Denominator:
Weighted-average Class A common stock outstanding, diluted	—	2,939,086	—	2,956,500
Weighted-average Class B common stock outstanding, diluted	—	3,672,489	—	3,258,744
Weighted-average Class C common stock outstanding, diluted	—	48,918	—	48,918
Weighted-average common stock outstanding, basic and diluted	43,634,006	—	39,293,798	—

Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(1.46)	$(1.52)	$(5.86)

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

In September 2025, the Company's sublease expired and the Company entered into a separate sublease agreement in an additional office building in San Diego, California, which expires in August 2028. As a result, the Company recognized operating lease right-of-use asset and associated operating lease liability of $1.3 million on the balance sheet.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost–fixed	$409	$319	$1,242	$964
Operating lease cost–variable	62	52	146	123
Short-term lease expense	20	4	28	13
Total lease expense	$491	$375	$1,416	$1,100

Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million and $0.8 million, respectively, for the nine months ended September 30, 2025 and 2024.

The weighted-average remaining lease term and discount rate were as follows:

September 30, 2025
Weighted-average remaining lease term	5.39
Weighted-average discount rate	6.78%

Future lease payments under non-cancellable leases as of September 30, 2025 were as follows:

(in thousands)
Year Ending December 31,
2025	$508
2026	2,006
2027	1,418
2028	1,384
2029	1,092
Thereafter	2,919
Total future lease payments	$9,327
Less: imputed interest	(1,640)
Total lease liabilities	$7,687

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

In connection with entering into Phase 3 of the collaboration, under its clinical supply arrangement, the Company will incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling $5.1 million. As of September 30, 2025, the Company has completed payments totaling $2.5M. The payments were initially recognized in prepaid expense and other current assets in the unaudited condensed balance sheet and a portion of the payment was expensed as it related to the services completed.

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

The Company incurred $2.2 million and $1.5 million of royalties expense under the Control Algorithm Agreement during each of the nine months ended September 30, 2025 and 2024, which was included as a component of cost of sales in the Company’s statements of operations and comprehensive loss.

Under the agreements, the Company is responsible for all costs related to the amendment, prosecution and maintenance of the licensed patent rights. During each of the nine months ended September 30, 2025 and 2024, the Company paid BU $0.1 million and $0.2 million, respectively, for reimbursed legal costs in connection with the agreements.

As of September 30, 2025 and December 31, 2024, $0.9 million and $0.7 million, respectively, were due to BU from the Company. As of January 30, 2025, Edward Damiano no longer held board or management positions and no longer has the ability to significantly influence the Company. Therefore, Edward Damiano and BU are not considered a related party under ASC 850, “Related Party Disclosures” as of September 30, 2025.

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

Our initial commercialization efforts for the iLet are in type 1 diabetes (T1D), an indication for which we received FDA clearance in patients six and older in May 2023, in the United States. T1D is an autoimmune disorder that often develops during childhood or adolescence, but can occur at any age, and arises from a person’s immune system attacking and destroying the insulin-producing beta cells in the pancreas. According to the Centers for Disease Control and Prevention (CDC), there are approximately 1.8 million people with T1D currently in the United States, all of whom require daily insulin replacement to manage their disease. We believe that one of the principal causes of suboptimal outcomes as it relates to disease management is the complexity of the user experience with most currently available insulin pumps and hybrid closed-loop systems, which has kept the majority of PWD from adopting them despite the improved disease management they can offer. These systems require PWD to set and to periodically adjust several insulin pump parameters, to quantify daily carbohydrate intake, and to frequently calculate proper doses of insulin for their pump to deliver. We believe this complexity, and the constant engagement that is required in order to enjoy the full therapeutic benefits that these systems can offer, limits their uptake to a subset of PWD and to subspecialty healthcare providers (HCPs). We believe that approximately one-third of people with T1D in the United States utilize insulin pumps or hybrid closed-loop systems to receive their daily insulin, while the majority receive their daily insulin via MDI, which is less complex, but often less effective, and has been shown to be associated with higher HbA1c levels. This is based on our internal estimates factoring epidemiologic data from government and leading industry organizations such as the CDC (to establish the overall size of the T1D population) and industry sales data from public filings and disclosures made by the leading device manufacturers (Medtronic, Tandem and Insulet, who collectively hold approximately 96% market share) and aggregated by third-party data service providers (to provide independent estimates of both overall device penetration of various diabetes populations). Our initial commercial results suggest that the iLet’s value proposition is resonating strongly within the MDI population as approximately 70% and 67% of the iLet’s adoption through nine months ended September 30, 2025 and 2024, respectively, came from PWD who were previously utilizing MDI.

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

The iLet requires the use of single-use products, which we sell separately to our customers. These single-use products include cartridges for storing and delivering insulin, as well as infusion sets that connect the insulin pump to a user’s body. The user fills the cartridge with insulin and inserts it into the iLet. The iLet then administers the insulin from the cartridge to the user’s body through a single-use infusion set. These single-use products are generally recommended to be disposed of entirely every 2-3 days, or as directed by a healthcare provider. We also offer a mobile application that includes a share/follow feature which allows data to be shared in real time with a trusted “Bionic Circle” of friends and family members. The mobile application receives information from the iLet and displays that information discreetly to the user. This user-friendly, intuitive mobile application provides real-time glucose readings, trends and graphs. It also allows for cloud-based data storage.

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

The durable medical equipment (DME) and pharmacy benefit plans (PBP) reimbursement channels for the iLet and its single-use products entail different payment outlays and therefore differentially impact PWD and our financial results. DME reimbursement requires the user and insurance carrier to make a large, upfront payment and reimbursement, respectively, for the iLet, which is typically in the thousands of dollars. In order to use the iLet, the user must purchase our single-use products, which are generally sold in a 30-day supply.

By contrast, PBP reimbursement requires the user and insurance carrier to make a small upfront payment and reimbursement, respectively, for the iLet, allowing for a potentially higher rate of adoption by PWD. The insurance carrier then makes larger reimbursement payments for the purchase of single-use products, with the user’s payments for the single-use products being generally consistent with what the user would likely pay for single-use products in DME reimbursement. As a result, we recognize a small amount of revenue at or around the date the iLet is sold in the PBP channel and we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to then start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For the nine months ended September 30, 2025 and 2024, PBP channel sales represented 21% and 9% of net sales, respectively.

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

In addition to our commercialized product and to maintain our competitive position in the marketplace, we intend to continue investing in disruptive technologies through our experienced research and development team. We are in the early stages of developing an insulin pump that adheres directly to the skin and administers insulin without the need for tubing, commonly known in the diabetes industry as a “patch pump.” We are also in the early stages of developing a first-of-its-kind bihormonal system of the iLet, which combines automated delivery of insulin and glucagon, the BG-raising hormone that protects against low blood sugar, or hypoglycemia, with adaptive closed-loop algorithms where all doses of both hormones are autonomously determined. As part of our development plans, in September 2025, we completed a clinical trial in Canada assessing the pharmacokinetics (PK) and pharmacodynamics (PD) of our glucagon product candidate (also referred to as the glucagon asset, and referred to herein as the PK-PD Trial). The completion of the PK-PD Trial enables us to bridge our previous bihormonal clinical data, which tested prior formulations of glucagon in three pre-pivotal inpatient and six pre-pivotal outpatient clinical trials, to our glucagon product candidate. We believe that the results from the PK-PD Trial are supportive of the continued development of our glucagon product candidate for use in our bihormonal system of the iLet. We also intend to pursue the development of the iLet for expanded patient populations and indications, such as people with type 2 diabetes (T2D), as we believe the size and composition of this population make it a compelling opportunity.

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

In connection with entering into Phase 3 of the collaboration, under the Clinical Supply Agreement, we will incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling $5.1 million. As of September 30, 2025, we have completed payments totaling $2.5 million. The payments were initially recognized in prepaid expense and other current assets in the unaudited condensed balance sheets and a portion of the payment was expensed related to the services completed.

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

Third-Party Payor Reimbursement and Impact of Our Multi-Channel Reimbursement Strategy

As a medical device company, our revenue and results of operations may be impacted if we are unable to secure sufficient coverage or reimbursement from third-party payors for our current or future products, or if reimbursement structures change under our multi-channel strategy.

We are pursuing a multi-channel coverage and reimbursement strategy to maximize access to the iLet within the T1D population, provide flexibility for PWD in choosing their device and provide PWD with advantageous coverage and reimbursement terms. We are working with payors to establish coverage and reimbursement under both the DME and PBP channels as we believe this strategy increases access and optimizes the potential for better medical outcomes for PWD through the adoption of the iLet. The DME and PBP channels for the iLet and its single-use products entail different payment outlays and therefore differentially impact PWD and our financial results. When considering the overall economics over the lifetime of each iLet, sales through the DME channel generally result in higher upfront cash flows from the large, upfront payment and reimbursement for the iLet, but lead to lower cash flows over time as the user purchases the necessary single-use products. By contrast, sales through the PBP channel generally result in lower upfront cash flows from the small payment and reimbursement for the iLet, but lead to higher cash flows over time as the user purchases the necessary single-use products. This is because single-use products under the PBP channel are sold at a much higher per unit cost than under the DME. As a result of a small amount of revenue recognized at or around the date the iLet is sold in the PBP channel, we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For nine months ended September 30, 2025 and 2024, PBP channel sales represented 21% and 9%, respectively, of net sales. When comparing sales through the DME and PBP channels, we expect sales through the PBP channel will have a more favorable economic impact on our financial results over the lifetime of the iLet. To the extent that our mix of channel reimbursement fluctuates, our financial results may vary from period to period.

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

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies. We expect our business to be impacted by the introduction of new diabetes devices and treatments by us or our competitors. In order to maintain our competitive position in the marketplace, we intend, through our experienced research and development team, to continue investing in disruptive technologies, such as a patch pump and bihormonal system of the iLet, as well as pursuing the development of the iLet for expanded patient populations and indications such as people with T2D.

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

Regulatory Approvals and Actions

The medical devices we manufacture are subject to laws and regulation by numerous regulatory bodies, including the FDA. The laws and regulations govern, among other things, the research and development, design, testing, manufacture, packaging, storage, recordkeeping, approval, labeling, promotion, post-approval monitoring and reporting, distribution and import and export of medical devices. Any adverse event involving any products that we distribute could result in future corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. In the future, we also intend to pursue additional products, such as a patch pump and bihormonal system of the iLet, as well as pursue the development of the iLet for expanded patient populations and indications such as people with T2D, which will increase our expenses and subject us to increased regulatory-related risks.

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

Research and Development

Our research and development expenses primarily consist of engineering and research expenses related to the iLet clinical trials, regulatory expenses and personnel-related expenses, such as salaries, bonuses, stock-based compensation expense and benefits for our employees in the research and development function. We also incur research and development expenses for payments made under third-party licensing agreements, supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, and other indirect costs. We expense research and development costs as incurred. We track research and development expenses by individual product candidate.

Investigational devices in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly for the foreseeable future as we advance our current clinical development activities, develop the bihormonal system of the iLet, develop the patch pump, and if we pursue the development of the iLet for expanded patient populations and indications such as people with T2D. We expect our research and development expenses to also increase significantly for the foreseeable future as we hire and retain additional personnel, including research, clinical, development, manufacturing, regulatory and scientific personnel; remit payments to third parties through license arrangements; and develop, establish and validate our commercial-scale and manufacturing process.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Net sales	$27,253	$16,705	$10,548	63%
Cost of sales(1)	12,134	7,791	4,343	56%
Gross profit	15,119	8,914	6,205	70%
Operating expenses:
Research and development(1)	8,195	5,141	3,054	59%
Sales and marketing(1)	16,045	9,645	6,400	66%
General and administrative(1)	7,922	5,105	2,817	55%
Total operating expenses	32,162	19,891	12,271	62%
Loss from operations	(17,043)	(10,977)	(6,066)	55%
Other income (expense):
Interest income	2,833	826	2,007	*
Other income (expense), net	1	(4)	5	*
Change in fair value of warrant liabilities	—	419	(419)	*
Total other income (expense), net	2,834	1,241	1,593	*
Net loss	$(14,209)	$(9,736)	$(4,473)	46%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Net sales	$68,130	$44,684	$23,446	52%
Cost of sales(1)	31,537	20,485	11,052	54%
Gross profit	36,593	24,199	12,394	51%
Operating expenses:
Research and development(1)	24,658	16,970	7,688	45%
Sales and marketing(1)	45,070	26,282	18,788	71%
General and administrative(1)	22,422	13,161	9,261	70%
Total operating expenses	92,150	56,413	35,737	63%
Loss from operations	(55,557)	(32,214)	(23,343)	72%
Other income (expense):
Interest income	8,274	2,958	5,316	*
Other income (expense), net	(1)	(2)	1	*
Change in fair value of warrant liabilities	(12,450)	(7,390)	(5,060)	*
Total other income (expense), net	(4,177)	(4,434)	257	*
Net loss	$(59,734)	$(36,648)	$(23,086)	63%

* Not meaningful

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of sales	$140	$69	$399	$201
Research and development	893	294	2,319	844
Sales and marketing	1,273	472	3,388	1,150
General and administrative	2,172	1,141	5,975	2,637
Total stock-based compensation expense	$4,478	$1,976	$12,081	$4,832

Net Sales

Net sales for the three months ended September 30, 2025 was $27.3 million, compared to $16.7 million for the three months ended September 30, 2024. The increase in net sales of $10.6 million was primarily driven by an increase in the number of single-use products sold, which increased proportionally with the expansion of our installed customer base, and growth in New Patient Starts. For the three months ended September 30, 2025, single-use products accounted for 47% of net sales, up from 27% as of the three months ended September 30, 2024. For the three months ended September 30, 2025, there were 5,334 New Patient Starts, up from 3,180 for the three months ended September 30, 2024.

For the three months ended September 30, 2025, 77% of net sales were generated through the DME channel and 23% through the PBP channel, compared to 87% and 13%, respectively, in the prior-year period. The increase in PBP channel sales was driven by expanded pharmacy benefit coverage enabled through contracts with PBMs and their affiliated health plans, resulting in a higher proportion of new patient starts being reimbursed through this channel.

Net sales for the nine months ended September 30, 2025 was $68.1 million, compared to $44.7 million for the nine months ended September 30, 2024. This increase in net sales of $23.4 million was primarily driven by an increase in the number of single-use products sold, correlated to the growth in our installed base, and growth in New Patient Starts. For the nine months ended September 30, 2025, single-use products accounted for 44% of net sales, up from 22% of net sales as of the nine months ended September 30, 2024. For the nine months ended September 30, 2025, there were 14,121 New Patient Starts, up from 8,910 for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, 79% of net sales were generated through the DME channel and 21% through the PBP channel, compared to 91% and 9%, respectively, for the nine months ended September 30, 2024. The shift toward the PBP channel was driven by expanded pharmacy benefit coverage, resulting in a larger percentage of new patient starts reimbursed through this channel.

Cost of Sales

Cost of sales for the three months ended September 30, 2025 was $12.1 million, compared to $7.8 million for the three months ended September 30, 2024. The $4.3 million increase was primarily driven by higher volumes of single-use products and pharmacy iLets.

Cost of sales for the nine months ended September 30, 2025 was $31.5 million, compared to $20.5 million for the nine months ended September 30, 2024. This increase of $11.0 million was primarily attributable to increased volumes of single-use products and pharmacy iLets.

Gross Profit and Margin

Gross profit for the three months ended September 30, 2025 was $15.1 million, compared to $8.9 million for the three months ended September 30, 2024. Gross margin was 55% for the three months ended September 30, 2025, compared to 53% in the three months ended September 30, 2024. The $6.2 million increase in gross profit was driven by higher sales volume.

Gross profit for the nine months ended September 30, 2025 was $36.6 million, compared to $24.2 million for the nine months ended September 30, 2024. Gross margin was 54% for the nine months ended September 30, 2025, compared to 54% in the nine months ended September 30, 2024. Gross profit increased by $12.4 million, primarily driven by higher sales volume. Gross margin remained consistent year over year, as benefits from increased production scale and improved cost absorption were offset by a shift in revenue mix toward the PBP channel, which recognizes less revenue upfront compared to the DME channel.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025 was $8.2 million, compared to $5.1 million for the three months ended September 30, 2024. The increase of $3.1 million was primarily attributable to a net increase of $1.9 million in payroll-related expenses, including stock-based compensation, driven by an increase in headcount focused on supporting our innovation activities. The remaining increase is attributable to increase in materials and clinical trial related expenses incurred for the development of our patch pump, bihormonal system of the iLet and incremental software and product updates.

Research and development expenses for the nine months ended September 30, 2025 was $24.7 million, compared to $17.0 million for the nine months ended September 30, 2024. The increase of $7.7 million was primarily attributable to a net increase of $4.1 million in payroll-related expenses, including stock-based compensation related to RSUs granted on March 15, 2025 to eligible employees under the 2025 Plan, driven by an increase in headcount focused on supporting our innovation activities. The remaining increase is attributable to materials and clinical trial related expenses incurred for the development of our patch pump, bihormonal system of the iLet and incremental software and product updates.

The table below summarizes the nature of research and development expense by major expense category:

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
External research and development(1)	$1,129	$1,039	$90	9%
Internal research and development(2)	6,173	3,808	2,365	62%
Stock-based compensation	893	294	599	204%
Total research and development expense	$8,195	$5,141	$3,054	59%

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(in thousands, except percentages)
External research and development(1)	$4,250	$3,077	$1,173	38%
Internal research and development(2)	18,089	12,549	5,540	44%
Stock-based compensation	2,319	844	1,475	175%
Other(3)	—	500	(500)	(100)%
Total research and development expense	$24,658	$16,970	$7,688	45%

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

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2025 was $16.0 million, compared to $9.6 million for the three months ended September 30, 2024. The increase of $6.4 million was primarily attributable to an increase of $4.3 million in payroll-related costs, including salaries and wages, sales incentive bonuses, and stock-based compensation due to an increase in headcount of our sales force and customer care team in connection with the expansion of our sales territories within the United States. The remaining increase includes HCP-related marketing and training.

Sales and marketing expenses for the nine months ended September 30, 2025 was $45.1 million, compared to $26.3 million for the nine months ended September 30, 2024. The increase of $18.8 million was primarily attributable to an increase of $12.2 million in payroll-related costs, including salaries and wages, sales incentive bonuses, and stock-based compensation due to an increase in headcount of our sales force and customer care team in connection with the expansion of our sales territories within the United States. The remaining increase includes travel-related costs to support our business growth and HCP-related marketing and training.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 was $7.9 million, compared to $5.1 million for the three months ended September 30, 2024. The increase of $2.8 million was primarily attributable to an increase of $1.8 million in payroll-related expenses, driven by an increase in headcount following the Company's initial public offering as well as increased stock-based compensation related to RSUs granted on March 15, 2025 to eligible employees under the 2025 Plan. The remaining increase is partially attributable to professional fees, including legal and accounting services of $1.0 million primarily related to operating as a public company.

General and administrative expenses for the nine months ended September 30, 2025 was $22.4 million, compared to $13.2 million for the nine months ended September 30, 2024. The increase of $9.2 million was primarily attributable to an increase of $5.5 million in payroll-related expenses, driven by an increase in headcount following the Company's initial public offering as well as increased corporate bonus incentives provided to management level employees and stock-based compensation related to RSUs granted on March 15, 2025 to eligible employees under the 2025 Plan. The remaining increase is partially attributable to professional fees, including legal and accounting services, software-related expenses, and increased insurance premiums primarily related to operating as a public company.

Other Income (Expense)

Total other income (expense), net for the three months ended September 30, 2025 was $2.8 million income, compared to $1.2 million income for the three months ended September 30, 2024. This increase of $1.6 million was attributable to a $2.0 million increase in interest income from our short-term and long-term investments due to the investment of our IPO proceeds during the first quarter of 2025. This was partially offset by a $0.4 million decrease in expense from the change in fair value of our warrant liabilities based on the fair value measurement at the end of the third quarter of 2024, which were converted into shares of common stock upon IPO effectiveness at the end of the first quarter of 2025.

Total other expense, net for the nine months ended September 30, 2025 was $4.2 million, compared to $4.4 million for the nine months ended September 30, 2024. This increase of $0.2 million was attributable to a $5.3 million increase in interest income from our short-term and long-term investments due to the investment of our IPO proceeds during the first quarter of 2025. This was partially offset by a $5.1 million increase in expense from the change in fair value of our warrant liabilities due to changes in inputs associated with the fair value measurement immediately prior to our initial public offering compared to September 30, 2024.

Selected Quarterly Financial Information

The following tables set forth our selected unaudited quarterly statements of operations data for each of the eight quarters in the period ended September 30, 2025. The information for each of these quarters has been prepared in accordance with GAAP, on a basis consistent with our unaudited condensed financial statements included elsewhere in this Quarterly Report and our audited financial statements included in our 2024 Annual Report and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations for the periods presented, with the exception of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), which is a non-GAAP financial measure discussed below. Our historical quarterly results are not necessarily indicative of the results that may be expected in the future and these quarterly results are not necessarily indicative of our operating results for a full year. The following quarterly financial information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report.

The following tables set forth our selected unaudited quarterly statements of operations data for the periods presented:

	Three Months Ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
	(unaudited)
	(in thousands, except percentages)
Net sales	$20,440	$17,639	$23,238	$27,253
Cost of sales(1)	8,751	8,668	10,735	12,134
Gross profit	11,689	8,971	12,503	15,119
Gross margin	57.2%	50.9%	53.8%	55.5%
Operating expenses:
Research and development(1)	9,214	7,590	8,873	8,195
Sales and marketing(1)	10,804	13,402	15,623	16,045
General and administrative(1)	4,708	6,621	7,879	7,922
Total operating expenses	24,726	27,613	32,375	32,162
Loss from operations	(13,037)	(18,642)	(19,872)	(17,043)
Other income (expense):
Interest income	951	2,436	3,005	2,833
Other income (expense), net	—	—	(2)	1
Change in fair value of warrant liabilities	(6,022)	(12,450)	—	—
Total other income (expense), net	(5,071)	(10,014)	3,003	2,834
Net loss	$(18,108)	$(28,656)	$(16,869)	$(14,209)

Adjusted EBITDA	$(11,254)	$(15,535)	$(14,526)	$(12,179)

	Three Months Ended
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
	(unaudited)
	(in thousands, except percentages)
Net sales	$8,350	$12,933	$15,046	$16,705
Cost of sales(1)	3,288	5,732	6,962	7,791
Gross profit	5,062	7,201	8,084	8,914
Gross margin	60.6%	55.7%	53.7%	53.4%
Operating expenses:
Research and development(1)	4,460	5,479	6,350	5,141
Sales and marketing(1)	5,618	7,663	8,974	9,645
General and administrative(1)	3,351	3,512	4,544	5,105
Total operating expenses	13,429	16,654	19,868	19,891
Loss from operations	(8,367)	(9,453)	(11,784)	(10,977)
Other income (expense):
Interest income	1,251	1,139	993	826
Other income (expense), net	(55)	4	(2)	(4)
Change in fair value of warrant liabilities	(11,677)	(4,139)	(3,670)	419
Total other income (expense), net	(10,481)	(2,996)	(2,679)	1,241
Net loss	$(18,848)	$(12,449)	$(14,463)	$(9,736)

Adjusted EBITDA	$(6,554)	$(7,805)	$(9,986)	$(8,672)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
	(unaudited)
	(in thousands)
Cost of sales	$74	$106	$153	$140
Research and development	300	502	924	893
Sales and marketing	511	801	1,314	1,273
General and administrative	666	1,395	2,408	2,172
Total stock-based compensation expense	$1,551	$2,804	$4,799	$4,478

	Three Months Ended
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
	(unaudited)
	(in thousands)
Cost of sales	$90	$71	$61	$69
Research and development	370	263	287	294
Sales and marketing	248	288	390	472
General and administrative	868	735	761	1,141
Total stock-based compensation expense	$1,576	$1,357	$1,499	$1,976

The following tables set forth our selected unaudited quarterly key business metrics for the periods presented:

	Three Months Ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
	(unaudited)
% of Total Net Sales:
Durable Medical Equipment (DME) Channel	90%	78%	80%	77%
Pharmacy Benefit Plan (PBP) Channel	10%	22%	20%	23%
Total	100%	100%	100%	100%

% of New Patient Starts (NPS) Reimbursed Through Pharmacy	Low-teens %	Low 20s %	High 20s %	Low 30s %

	Three Months Ended
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
	(unaudited)
% of Total Net Sales:
Durable Medical Equipment (DME) Channel	94%	94%	95%	87%
Pharmacy Benefit Plan (PBP) Channel	6%	6%	5%	13%
Total	100%	100%	100%	100%

% of New Patient Starts (NPS) Reimbursed Through Pharmacy	Mid-single digit %	Mid-single digit %	Mid-single digit %	High-single digit %

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the eight quarters in the period ended September 30, 2025:

	Three Months Ended
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
	(unaudited)
	(in thousands)
Net loss	$(18,108)	$(28,656)	$(16,869)	$(14,209)
Add:
Depreciation expense	232	303	347	386
Stock-based compensation expense	1,551	2,804	4,799	4,478
Interest income	(951)	(2,436)	(3,005)	(2,833)
Income tax expense (benefit)	—	—	2	(1)
Litigation settlement and other related expense	—	—	200	—
Change in fair value of warrant liabilities	6,022	12,450	—	—
Adjusted EBITDA	$(11,254)	$(15,535)	$(14,526)	$(12,179)

	Three Months Ended
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
	(unaudited)
	(in thousands)
Net loss	$(18,848)	$(12,449)	$(14,463)	$(9,736)
Add:
Depreciation expense	292	287	299	333
Stock-based compensation expense	1,576	1,357	1,499	1,976
Interest income	(1,251)	(1,139)	(993)	(826)
Income tax expense (benefit)	—	—	2	—
Litigation settlement and other related expense	—	—	—	—
Change in fair value of warrant liabilities	11,677	4,139	3,670	(419)
Adjusted EBITDA	$(6,554)	$(7,805)	$(9,986)	$(8,672)

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

Selected Quarterly Trends

Net sales

Net sales increased in the second and third quarters of 2025, benefiting from favorable seasonality and continued growth in new patients starts leading to higher net sales of both iLets and supplies. This followed a decline in the first quarter of 2025, primarily due to seasonal factors. From the fourth quarter of 2023 through the fourth quarter of 2024, net sales had steadily increased, driven primarily by growth in our installed customer base as more patients adopted the iLet. This expansion also contributed to higher recurring sales of single-use products, which are replaced every 2–3 days.

Cost of sales

Cost of sales increased in the second and third quarters of 2025, largely due to increased volume, particularly in pharmacy iLet sales, and higher product warranty costs. This followed a decline in the first quarter of 2025, primarily due to product mix and lower volume. From the fourth quarter of 2023 through the fourth quarter of 2024, cost of sales had steadily increased, reflecting higher iLet sales and a growing installed base, which drove increases in material cost and royalties expense.

Gross Margin

Gross margin improved from the first quarter of 2025 to the third quarter of 2025, reflecting higher sales volumes and improved manufacturing cost absorption. Margins also strengthened as production volumes increased and fixed costs were absorbed more efficiently. Gross margin decreased from the fourth quarter of 2024 to the first quarter of 2025 driven by a shift in channel mix toward the PBP channel—which recognizes less revenue upfront compared to the DME channel. Prior to that, gross margin increased from the fourth quarter of 2023 to the fourth quarter of 2024 due to higher sales volumes and improved manufacturing cost absorption. PBP-reimbursed patient starts represented a low-30% share of new patients in the third quarter of 2025, compared to the high-20% range in the second quarter of 2025, the low-20% range in the first quarter of 2025, and the low-teens in the fourth quarter of 2024. Although the mix shift toward the PBP channel continues, the adverse margin impact was more than offset by higher unit volumes and improved manufacturing efficiencies during the period.

Operating expenses

Our quarterly research and development expenses increased in all periods presented, except the third quarter of 2024 and first and third quarters of 2025, primarily due to increases in engineering, materials, third-party consulting costs and payroll-related expenses incurred to support our continued research and development efforts to enhance our existing product and develop new products.

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

Adjusted EBITDA

Adjusted EBITDA improved from the first quarter of 2025 to the third quarter of 2025 due to higher revenue, improved margins, and increased operating leverage despite continued headcount increases. The decrease from the fourth quarter of 2024 to the first quarter of 2025 was primarily driven by an increase in the change in fair value of warrant liabilities and higher stock compensation expenses resulting from additional headcount. The decline from the third quarter of 2024 to the fourth quarter of 2024 was primarily due to a $3.0 million milestone payment made to Xeris for the achievement of certain developmental milestones. Prior to that, adjusted EBITDA continued to decrease from the fourth quarter of 2023 to the third quarter of 2024, primarily due to increases in sales and marketing and research and development expenses.

Key Business Metrics

We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that the following metrics are representative of our current business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
New patient starts	5,334	3,180	14,121	8,910
New patient starts from MDI as a percentage of total new patient starts	70%	69%	70%	67%
Installed customer base	29,419	11,214	29,419	11,214

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

In the nine months ended September 30, 2025, a high-twenties percentage of our new patient starts were reimbursed through the PBP channel. In the nine months ended September 30, 2024, a mid-single digit percentage of our new patient starts were reimbursed through the PBP channel. The increase in new patient starts through the pharmacy benefit pathway reflects enhanced formulary access and broader pharmacy coverage for iLet. These improvements are primarily attributable to the execution of contracts with key PBMs.

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

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, research and development, market development and commercial launch activities have accounted for a significant portion of our overall operating expenses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the commercialization of our iLet, including future development of the patch pump and bihormonal system of the iLet.

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock, raising an aggregate of approximately $356.6 million of gross proceeds, including net proceeds of approximately $101.7 million from the issuance and sale of our Series D convertible preferred stock in August 2023 and approximately $59.7 million from the issuance and sale of our Series E convertible preferred stock in November 2024. In January 2025, we completed our initial public offering and a concurrent private placement, pursuant to which we received aggregate net proceeds of approximately $190.4 million and approximately $15.6 million, respectively, in each case after deducting underwriting discounts, commissions, and other offering expenses. We have also received payments in connection with collaboration agreements and government grants, receiving $6.1 million to date from these types of arrangements, as well as from the sale of the iLet and single-use products utilized with the iLet from our contracts with customers. As of September 30, 2025, we had cash, cash equivalents and short-term and long-term investments of $274.0 million.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(42,298)	$(33,994)
Net cash provided by (used in) provided by investing activities	(163,463)	26,186
Net cash provided by (used in) financing activities	213,814	(1,277)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,053	$(9,085)

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $42.3 million, primarily resulting from our net loss of $59.7 million and net cash used by changes in our operating assets and liabilities of $7.7 million. This was partially offset by non-cash charges of $25.1 million, including $12.4 million attributable to the change in fair value of our warrant liabilities as a result of the remeasurement, $12.1 million in stock-based compensation expense due to increased headcount to support growing demand, $1.0 million in depreciation expense, $0.9 million in amortization of operating lease right-of-use asset, $0.4 million in provision for excess and obsolete inventory, and $0.3 million in provision for net realizable value of inventory, partially offset by $2.0 million in accretion of discount on short-term investments. Changes in our operating assets and liabilities for the nine months ended September 30, 2025 are primarily attributable to a $7.7 million increase in inventories, reflecting higher production levels to support anticipated future demand as commercial sales continue to grow, a $5.4 million increase in prepaid expenses and other current assets attributable to directors and officers insurance premiums, prepaid material components, and software license renewals, and a $0.9 million decrease in operating lease liabilities. These decreases to cash were offset by a $1.6 million increase in accrued expenses and other current liabilities due primarily to the payout of the 2024 corporate bonus offset by the nine months of accrual for 2025 corporate bonus based on company goals, a $0.4 million decrease in accounts receivable due to additional collections offset by revenue recognized from sales, a $1.6 million increase to accounts payable due to the timing of invoices processed and payments made to vendors, a $1.2 million increase to other long-term liabilities related to the increase of the warranty liability as a result of higher volume of sales, and a $1.5 million increase in deferred revenue due to increased sales of performance obligations that were not yet satisfied.

During the nine months ended September 30, 2024, net cash used in operations was $34.0 million, primarily attributable to our net loss of $36.6 million and net cash used by changes in our operating assets and liabilities of $10.2 million. The net cash used by changes in our operating assets and liabilities was partially offset by non-cash charges of $11.5 million, including $7.4 million attributable to the change in the fair value of our warrant liabilities during the year, $4.8 million in stock-based compensation expense due to increased headcount to support growing demand, $0.9 million in depreciation expense and $0.8 million in amortization of operating lease right-of-use asset, partially offset by the $2.2 million in accretion of discount on short-term investments and $0.2 million adjustment to excess and obsolete inventory. For nine months ended September 30, 2024, net cash used from changes in our operating assets and liabilities was primarily attributable to a $3.1 million increase in accounts receivable due to an increase in commercial sales of the iLet, a $9.9 million increase in inventories, reflecting higher production levels to support anticipated future demand as commercial sales continue to grow, a $1.7 million increase in prepaid expenses and other current assets attributable to prepaid material components, software license renewals and clinical supply purchases, a $1.3 million increase deferred offering costs related to the Series E financing, and a $0.7 million decrease in operating lease liabilities. These decreases to cash were offset by a $1.6 million increase in accounts payable due to the timing of invoices processed and payments made to vendors, a $3.2 million increase in accrued expenses and other current liabilities primarily due to the accrual for the 2024 corporate bonus based on company goals, net with the payout of the 2023 corporate bonus, and a $1.7 million increase in deferred revenue due to increased sales of performance obligations that were not yet satisfied.

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $163.5 million, primarily attributable to $236.8 million in purchases of short-term investments and $45.3 million in purchases of long-term investments based on the proceeds received from our IPO in January 2025 as well as $3.4 million in additional investment in property and equipment for additional manufacturing equipment. These decreases to cash are offset by $122.0 million in proceeds from maturities and redemptions of short-term investments.

During the nine months ended September 30, 2024, net cash provided by investing activities was $26.2 million, primarily attributable to $56.0 million in proceeds from maturities and redemptions of short-term investments, offset by $27.0 million in purchases of short-term investments and $2.8 million in additional investment in property and equipment for additional manufacturing equipment.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $213.8 million, primarily attributable to the net proceeds of $195.4 million received from our IPO, $15.6 million from the private placement, and $2.8 million from stock option exercises.

During the nine months ended September 30, 2024, net cash provided by financing activities was $1.3 million primarily attributable to proceeds from stock option exercises.

Future Funding Requirements

We expect our expenses to increase significantly in connection with our ongoing activities. The timing and amount of our funding requirements will depend on many factors, including:

•
the cost of maintaining FDA clearance for the iLet as an automated insulin dosing system cleared for the treatment of T1D in adults and children six years of age and older;
•
the cost of obtaining and maintaining FDA marketing authorization or clearance for other future indications or other product candidates, including for the iLet for T1D using both insulin and glucagon (a bihormonal system), the iLet for T2D and the patch pump;
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
•
costs associated with conducting research and development efforts for future product offerings, such as the patch pump and bihormonal system of the iLet;
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

In connection with entering into Phase 3 of the collaboration, under our Clinical Supply Agreement with Xeris, we will incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling $5.1 million. As of September 30, 2025, we have completed payments totaling $2.5 million. The payments were initially recognized in prepaid expense and other current assets in the unaudited condensed balance sheets and a portion of the payment was expensed related to the services completed. In addition, we are required to pay tiered royalties of low double-digit percentages based on net sales of Glucagon Products, subject to certain reductions. For additional information, see the subsection above titled “—License and Collaboration Agreements.” We may continue to incur costs as we progress into Phase 3 clinical trials.

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

We have identified the ability for a customer to access the mobile application and our promise to provide firmware upgrades to the iLet through the mobile application as distinct performance obligations, as access and support is provided throughout the standard four-year warranty period of the device. Accordingly, revenue related to the mobile application and firmware upgrades are deferred and recognized ratably over a four-year period. Given the access to the mobile application and unspecified software updates follow the same pattern of transfer to the customer and are provided over the same four-year period, we recognize revenue for these performance obligations as if they were a single performance obligation. As there is no observable standalone selling price for access to the mobile application or promise to provide firmware upgrades, we estimate standalone selling price by applying the expected cost plus a margin approach.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since inception and cannot assure you that we will be able to achieve or sustain profitability.*

Since our inception, we have incurred annual net losses. For the nine months ended September 30, 2025 and the year ended December 31, 2024, our net losses were $59.7 million and $54.8 million, respectively. As of September 30, 2025, we had an accumulated deficit of $356.5 million. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, the clinical and regulatory initiatives to maintain and obtain marketing clearance, and the research and development of our current products and product candidates.

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

Additionally, we are subject to customer concentration risk as a result of our reliance on a relatively small number of DME distributors for a significant portion of our revenues. For the nine months ended September 30, 2025, our top four DME distributors represented approximately 52% of our total sales. In order to mitigate this concentration risk, we are actively pursuing our multi-channel DME and PBP coverage and reimbursement strategy. However, we cannot guarantee that we will be successful in executing this strategy and as such, we may need to continue to depend on the sales to a relatively small number of significant customers. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our results of operations and financial condition.

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

Although we consummated our initial public offering and the concurrent private placement, we may need to raise additional funds in the future, and these funds may not be available on acceptable terms, if at all.*

The development of medical devices is capital-intensive. Our operations have consumed substantial amounts of cash since inception. As of September 30, 2025, our cash, cash equivalents and short-term and long-term investments were $274.0 million. In January 2025, we completed our initial public offering and a concurrent private placement, pursuant to which we received aggregate net proceeds of approximately $190.4 million and approximately $15.6 million, respectively, in each case after deducting underwriting discounts, commissions, and other offering expenses. Based on our current and planned use of the net proceeds of our initial public offering and the concurrent private placement and our current cash, cash equivalents and short-term and long-term investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the first half of 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control.

Our capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the cost of maintaining FDA clearance for the iLet as an automated insulin dosing system cleared for the treatment of T1D in adults and children six years of age and older;
•
the cost of obtaining and maintaining FDA marketing authorization or clearance for other future indications or other product candidates, including for the iLet for T1D using both insulin and glucagon (a bihormonal system), the iLet for T2D and the patch pump;
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

We have limited financial and personnel resources and are placing significant focus on the commercialization of our iLet as an automated insulin dosing system cleared for the treatment of T1D in adults and children six years of age and older, and the development of a bihormonal system for the treatment of T1D. We also intend to pursue expanded use of our iLet to treat people with insulin-dependent T2D. These changes will require the successful completion of additional trials, submission of and the FDA’s clearance, approval or granting of marketing authorization applications and significant resources, which may not result in authorization for these uses and configurations. Over time, we may also seek future marketing authorizations or clearances for the use of our iLet in the treatment of a number of related conditions including gestational diabetes, monogenic diabetes, cystic fibrosis-related diabetes, congenital hyperinsulinism, insulinoma syndrome, post-bariatric surgery and metabolic syndrome. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable future investigational devices.

We will need to expand our organization, and we may experience challenges in managing this growth as we build our capabilities, which could disrupt our operations.*

As of September 30, 2025, we had 404 full-time employees and 5 part-time employees. We expect to experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of regulatory and clinical affairs and sales, marketing and distribution. To manage our growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. As we expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of investigational devices. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow product revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our investigational devices and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Current or future tariffs will also result in increased research and development expenses, including but not limited to increased costs associated with laboratory equipment and research materials. Trade restrictions affecting the import of materials, including components of the bihormonal system of the iLet and patch pump, necessary for clinical trials and manufacturing could result in delays to our timelines. Increased costs and extended timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

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

We only have one commercialized device, the iLet, which is an automated insulin dosing system cleared for the treatment of T1D in adults and children six years of age and older. Our business primarily depends on the successful commercialization of the iLet. We currently have no other products cleared for sale and may never be able to develop other marketable products. Our iLet will require additional clinical development, testing and marketing authorization or regulatory clearance before we are permitted to commercialize it in a bihormonal system for the treatment of T1D or for any future indications we may pursue. Further, as we develop a bihormonal system of the iLet, which is designed to use both insulin and glucagon for the treatment of T1D, we will separately need to develop and obtain approval for our glucagon product candidate as a drug via an NDA submission in order to successfully commercialize our iLet in a bihormonal system. We expect that the bihormonal system will require completion of clinical trials and submission of a 510(k) for both the infusion pump and algorithm. In addition, we expect that the single hormone and bihormonal algorithms will require separate studies to be performed in T1D and T2D populations in order to seek clearance in these patient populations. In addition, we are in the early states of developing an insulin pump, also commonly referred to as a “patch pump,” for which we have engaged with the FDA in pre-submission interactions and intend to seek FDA clearance via a 510(k) submission. The future regulatory and commercial success of our iLet, patch pump and any other product candidate is subject to a number of risks, including the following:

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
•
whether we are required by the FDA to conduct additional clinical trials or to modify the design of current or planned trials to support any future application seeking marketing authorization or clearance of the iLet in a bihormonal system for the treatment of T1D or for other indications we may pursue, or seeking initial marketing authorization or clearance for any of our other product candidates;
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

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are not successful in commercializing our iLet or obtaining marketing authorization or clearance for the iLet in its bihormonal system for the treatment of T1D or in other indications, such as T2D, the investigational glucagon product, the patch pump, or any other product candidate, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

Furthermore, even though we have received clearance for our iLet for insulin-only delivery for the treatment of T1D, any other configuration for the treatment of T1D such as a bihormonal system using both insulin and glucagon or other indications we may pursue for which we receive marketing authorization or clearance may be subject to limitations on the patient populations for which we may market the product. Even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that we will successfully develop, obtain marketing authorization or clearance for, and commercialize our iLet in its bihormonal system for the treatment of T1D or for any future indication we may pursue, the patch pump, the investigational glucagon product, or any other development-stage products. If we are unable to continue commercializing the iLet for T1D, or if we are unable to develop, or obtain marketing authorization or clearance for, or, if authorized for marketing or cleared, successfully commercialize the iLet for the treatment of any future indications, we may not be able to generate sufficient revenue to continue our business.

We are subject to a post-market surveillance order issued by the FDA for our iLet. If the FDA determines that our iLet does not perform as anticipated, or if the FDA identifies new concerns related to the safety and effectiveness of the device, we may need to make changes to or recall or withdraw the iLet from the field, which could harm our business.*

The FDA has notified us that the iLet is subject to a mandatory post-market surveillance order under Section 522 of the FDCA, which authorizes the FDA to require a manufacturer to conduct post-market surveillance for devices that meet certain criteria. Specifically, the FDA has asked that we conduct a one-year, prospective single-arm cohort study and has accepted our plan for this study, which will assess the safety and effectiveness of the iLet in commercial users and is expected to enroll 1,875 users. The FDA typically issues a 522 Order for any Class II device like the iLet that (1) would be reasonably likely to have serious adverse health consequences if it were to fail and (2) is expected to have significant use in pediatric populations. Other Class II software algorithms used with AID systems meet these two criteria and have therefore been issued similar 522 Orders. As part of the FDA's request to conduct a post-market surveillance study, the FDA set forth several criteria to evaluate the iLet in a large and diverse patient population, as well as different real-world use settings including the use of features that are unique to the iLet (i.e., lack of conventional open-loop mode, BG-run feature, body weight only initialization, handling unannounced meals, and use of the lower and higher glucose targets). The FDA accepted our post-market surveillance plan, enrollment began in April 2025, and we are continuing to enroll patients through September 30, 2025.

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

Moreover, we have planned modifications to our iLet for which we plan to seek new marketing authorization, such as the proposed bihormonal system. The FDA may ultimately determine that the 510(k) pathway is not appropriate for the bihormonal system of the iLet for the treatment of T1D, or for any other indications we may pursue, and may require us to obtain a PMA or seek de novo classification in order to commercialize the iLet for such uses in the United States. In particular, there are currently no authorized pump therapies that utilize both insulin and glucagon to treat T1D. As such it is difficult to accurately predict the developmental and regulatory challenges we may experience for our iLet in its bihormonal system if it proceeds into a pivotal trial. Obtaining a PMA is generally more costly and uncertain than the 510(k) clearance process or the de novo classification process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained, if ever. Additionally, even though the FDA determined that the 510(k) pathway was appropriate for the iLet for insulin-only delivery, different components of the system will require individual marketing authorizations and review of individual components can vary. For example, our iLet Dosing Decision Software utilized in the iLet required a separate 510(k) clearance. If the FDA requires us to go through a lengthier, more rigorous examination for our product candidates or for modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our business. The FDA can delay, limit or deny marketing authorization or clearance of a device for many reasons, including:

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

We are developing our iLet in combination with other therapies and devices, which requires additional development time and exposes us to additional risks.*

The ability to obtain marketing authorization and to commercialize our iLet in its bihormonal system requires FDA approval of a glucagon product for chronic use and to obtain marketing authorization of the bihormonal system setting of our iLet. In May 2024, we entered into an exclusive collaboration and license agreement with Xeris to facilitate development of a dual-hormone pump for individuals with T1D, whereby we will develop a glucagon product utilizing Xeris’ XeriSol technology for use in our iLet in its bihormonal system. In September 2025, we completed the PK-PD Trial in Canada. We believe that the results from the PK-PD Trial are supportive of the continued development of our glucagon product candidate for use in our bihormonal system of the iLet. We are highly dependent on the approval of such glucagon product to be able to successfully commercialize our iLet in its bihormonal system for the treatment of T1D, if authorized for marketing by the FDA.

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

We have conducted, and may conduct additional, clinical trials for our glucagon product candidate outside the United States and the FDA may not accept data from such trials.*

We have conducted a clinical trial of our glucagon product candidate in Canada and we may conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such trial data by the FDA is subject to certain conditions. For example, the clinical trial must be conducted in accordance with GCPs requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice, the clinical trials were performed by clinical investigators of recognized competence, and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such clinical trials would be subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted.

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

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for our glucagon product candidate that we plan to develop for use with our development of a bihormonal system of the iLet for the treatment of T1D, as described in the 2024 Annual

Report. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act (FDCA). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our glucagon product candidate as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our glucagon product candidate, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, it is possible that third parties may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our glucagon product candidate, or the clinical studies that we submit in our applications seeking approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2), which would substantially harm our business and could have a material adverse effect on our ability to pursue marketing authorization for the bihormonal system of our iLet.

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

It is important to our business and our long-term growth that we continue to develop and enhance the iLet, including in a bihormonal system. For example, we have completed over 20 pre-pivotal trials testing the iLet algorithms in order to enhance its learning capabilities. We intend to continue to invest in research and development activities focused on improvements and enhancements to the iLet. Additionally, we intend to pursue marketing authorization or clearance for other indications in the United States in the future.

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

Maintaining regulatory clearance for our iLet as an automated insulin dosing system for the treatment of T1D and obtaining and maintaining marketing authorization or clearance for a bihormonal system for T1D or other indication in one jurisdiction does not mean that we will be successful in obtaining marketing authorization of the iLet in any configuration or indication in other jurisdictions.

Maintaining regulatory clearance for our iLet as an automated insulin dosing system for the treatment of T1D and obtaining and maintaining marketing authorization or clearance for a bihormonal system for T1D or other indication in one jurisdiction does not mean that we will be successful in obtaining or maintaining marketing authorization of the iLet in any configuration or indication in any other jurisdiction. For example, even if the FDA grants marketing authorization or clearance, this does not mean that comparable regulatory authorities in foreign jurisdictions would similarly grant marketing authorization or clearance in those countries. Procedures for obtaining marketing authorization or clearance vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, products must be approved for reimbursement before they can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (OBBBA) was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to the Affordable Care Act marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

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

Uncertainty related to CMS reimbursement policies could adversely affect our pricing and revenue.*

CMS regularly evaluates and updates reimbursement frameworks for medical devices, and these changes can directly affect both our revenue and the broader market. On June 30, 2025, CMS issued a proposed rule that proposes updates to Medicare payment policies and rates for home health agencies under the Home Health Prospective Payment System Proposed Rule for calendar year 2026, which includes provisions that could materially alter reimbursement policies for insulin pumps supplied to Medicare fee-for-service beneficiaries. Because CMS reimbursement policies often serve as a benchmark for other government and commercial payors, adoption of this rule in its proposed or modified form could increase uncertainty around pricing, limit coverage or reimbursement levels for our products, and reduce utilization. Any such outcomes could negatively impact demand for our products, put downward pressure on pricing, and adversely affect our revenue and results of operations.

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

Additionally, we entered into an exclusive collaboration and license agreement with Xeris to facilitate the development of a dual-hormone pump for PWD, whereby Xeris will develop a glucagon drug product candidate utilizing Xeris’ XeriSol technology for use in our iLet in its bihormonal system (if such configuration is authorized for marketing). We will be responsible for obtaining regulatory approval of such glucagon product candidate. We also entered into collaboration agreements with certain third-party producers of insulin, pursuant to which we have agreed to work with such parties to support the development of the iLet by researching and incorporating certain proprietary insulins in our iLet. Although we have been successful in obtaining clearance of our iLet with the use of these insulins, we are dependent upon the continued cooperation and collaboration of these parties. If any of these agreements are terminated, we would be required to purchase the applicable party’s approved insulin and fill empty insulin cartridges fitted for the iLet to evaluate such party’s insulin in trials, which would increase our costs and could delay the timing of trials. Although there are other producers of insulin, there is no assurance we could enter into agreements with them on commercially reasonable terms, if at all, and receive marketing authorizations or clearances for the use of their insulin in the iLet. Our current collaboration agreements pose, and potential future collaborations involving our iLet may pose, the following risks to us:

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

At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products, including our single-use products, could result in actual expenses that are below those currently estimated. As of September 30, 2025, we accrued approximately $2.6 million so far in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

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

We and third-party collaborators are required to comply with all applicable regulations governing clinical research, including GCP standards and regulations. The FDA and similar foreign regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our third-party collaborators fail to comply with GCP standards and regulations, the clinical trials may be delayed or the data generated in trials may be deemed unreliable and the FDA may require us to perform additional studies before granting us marketing authorization or clearance, if at all. We cannot be certain that, upon inspection, the FDA and similar foreign regulatory authorities will determine that any clinical trials of our products or product candidates comply or complied with applicable regulations, including GCPs. In addition, the FDA may require a large number of test subjects. Our failure or the failure of our third-party contractors to comply with the applicable regulations may require us to repeat studies or trials, which could delay or prevent us from obtaining marketing authorization or clearance for the iLet in other configurations or indications, or for the glucagon drug product candidate for which we will need to obtain approval in order to obtain marketing authorization for a bihormonal system of the iLet. Furthermore, our third-party collaborators may be delayed in conducting trials of our iLet for reasons outside of their control.

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

In June 2025, the FDA conducted an inspection of our Irvine, California facility. Following the inspection, the FDA issued a Form 483. We initiated remediation activities and followed our communicated plan to address the FDA’s observations. We submitted our response and multiple updates to the FDA regarding the status of these efforts. As of the date of the Quarterly Report, there has been no response by the FDA. While we are taking appropriate steps to address the FDA’s observations, there can be no assurance that our responses will satisfy the FDA or that future inspections by the FDA or other regulatory authorities will not result in additional observations or enforcement actions, any of which could lead to warning letters, recalls, and have a material adverse effect on our business.

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

Our iLet is currently cleared only for the treatment of T1D in adults and children six years of age and older. If our iLet is authorized for marketing or cleared in a bihormonal system for the treatment of T1D or for any other indications, such marketing authorization or clearance will be limited by the FDA to the specific indication for which granted. We are prohibited from marketing the iLet for other indications, such as T2D.

We are currently commercializing our iLet for the treatment of T1D and our iLet is only cleared as an automated insulin dosing system for the treatment of T1D in adults and children six years of age and older. Although T2D is also a disease stemming from excess glucose in the blood, we are prohibited from promoting the iLet for T2D or any other indication unless we receive marketing authorization or clearance for such indication. The FDA strictly regulates the promotional claims that may be made about medical devices, and the iLet may not be promoted for uses that are not authorized or cleared by the FDA as reflected in the device’s FDA-authorized labeling. If we are not able to obtain FDA marketing authorization or clearance for the bihormonal system for the treatment of T1D or for any desired future indications, our ability to effectively market and sell our iLet may be reduced and our business may be adversely affected.

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

Additionally, under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the HHS Office for Civil Rights and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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
•
general political, economic, industry and market conditions tariffs or other trade measures, future bank failures, increased geopolitical tensions between the United States. and China, the Russia/Ukraine conflict, the Israel-Hamas war and global pandemics on U.S and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability; and
•
changes in accounting principles.

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

We may be subject to adverse legislative or regulatory changes in tax laws, and there are uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations, any of which could materially affect our tax obligations and effective tax rate.*

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made. New income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, the IRA and the OBBBA made many significant changes to U.S. tax laws. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. In the United States, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future worldwide tax expense.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan

During the three months ended September 30, 2025, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Total Shares to be Sold	Expiration Date
Maria Palasis, Director	Adoption	July 31, 2025	X	2,812	December 31, 2025
Adam Lezack, Chairperson	Adoption	July 31, 2025	X	2,812	December 31, 2025
Sean Saint, Chief Executive Officer and Director	Adoption	September 5, 2025	X	193,561	December 31, 2026
Michael Mensinger, Chief Product Officer	Adoption	September 8, 2025	X	80,000	December 31, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42491	3.1	01/31/25
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-284147	3.4	01/06/25
4.1	Form of Common Stock Certificate.	S-1/A	333-284147	4.1	01/22/25
4.2	Amended and Restated Investor Rights Agreement, dated November 8, 2024, by and among the Registrant and certain of its stockholders.	S-1	333-284147	4.2	01/06/25
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

BETA BIONICS, INC.

Date: October 28, 2025	By:	/s/ Sean Saint
Sean Saint
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephen Feider
Stephen Feider
Chief Financial Officer (Principal Financial and Accounting Officer)