Form 10-K
period 2025-12-31
Beta Bionics, Inc.
filed 2026-02-24
CIK 1674632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was approximately $631,998,349, based on the closing price of the Registrant’s Common Stock on the Nasdaq Global Market on June 30, 2025 of $14.56 per share.

The number of shares of the Registrant’s Common Stock outstanding as of February 20, 2026 was 44,382,146.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
our expected use of our existing cash, cash equivalents and short-term investments; and
•
other risks and uncertainties, including those described under Part I. Item 1A. “Risk Factors” in this Annual Report.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. These forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments. We intend the forward-looking statements contained in this Annual Report to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

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
•
Our quarterly and annual financial condition, operating results, cash flows and key business metrics may fluctuate in the future, which could cause the market price of our stock to decline substantially.
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
•
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
•
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
•
Our future growth depends on the continued success, enhancement, and expanded use of the iLet. If we fail to advance the iLet platform or expand its indications, our business may be adversely affected.
•
Maintaining regulatory clearance for our iLet as an automated insulin dosing system for the treatment of T1D and obtaining and maintaining marketing authorization or clearance for a bihormonal system for T1D or other indication in one jurisdiction does not mean that we will be successful in obtaining marketing authorization of the iLet in any configuration or indication in other jurisdictions.
•
Coverage and reimbursement may be limited or unavailable in certain market segments for our iLet, which could make it difficult for us to sell any investigational devices profitably.
•
If we experience pricing pressure for our products and we are unable to reduce our expenses, including the per unit cost of producing our products, there may be a material adverse effect on our business, financial condition, results of operations and cash flows.
•
Healthcare reform measures could hinder or prevent the commercial success of our solutions.
•
Uncertainty related to CMS reimbursement policies could adversely affect our pricing and revenue.
•
We are substantially dependent on various third parties for the continued development of our iLet and product candidates. Certain of our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the development of the investigational devices or other development-stage candidates, such as glucagon, we develop. If our collaborations are terminated or are not successful, our ability to further enhance our iLet and product candidates may be adversely affected.
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

PART I

Item 1. Business.

Overview

We are a commercial-stage medical device company engaged in the design, development, and commercialization of innovative solutions to improve the health and quality of life of insulin-requiring people with diabetes (PWD) by utilizing advanced adaptive closed-loop algorithms to simplify and improve the treatment of their disease. Our product, the iLet Bionic Pancreas (iLet), was cleared by the U.S. Food and Drug Administration (FDA) for the treatment of Type 1 diabetes in adults and children six years and older and commercially launched in May 2023 in the United States. Since we began commercializing the iLet, our installed base has grown to 35,011 iLets as of December 31, 2025.

Market Opportunity: Management of Diabetes

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

There are two principal types of diabetes within the overall population:

•
Type 1 diabetes (T1D): an autoimmune disorder that often develops during childhood or adolescence, but can occur at any age, arising from a person’s immune system attacking and destroying the insulin-producing beta cells in the pancreas leading to elevated blood-glucose (BG) levels. According to the Centers for Disease Control and Prevention (CDC), there are currently approximately 1.9 million people with T1D in the United States, all of whom require daily insulin replacement to manage their disease.
•
Type 2 diabetes (T2D): a metabolic disorder that typically develops in adulthood, whereby the body becomes resistant to insulin, and, consequently, increased insulin production or replacement is needed to regulate BG levels. As T2D progresses, the body’s beta cells cannot maintain the increased insulin levels needed to regulate BG. There are currently approximately 38 million people with T2D in the United States according to the CDC, of whom an estimated 1.9 million require daily intensive insulin therapy, based on public and industry data.

According to the American Diabetes Association (ADA), the central objectives for disease management in the treatment of T1D are sustaining HbA1c levels at or below 7.0% over time while maintaining daily BG levels between 70 and 180 mg/dL, near the range experienced by healthy individuals, for 17 or more hours per day. Those accomplishing these goals have been shown to significantly reduce their risk of developing the long-term complications of diabetes. These guidelines were established based on the results of the landmark Diabetes Control and Complications Trial (DCCT). These results demonstrated that failure to maintain BG near an acceptable range had long-term negative health consequences for PWD, exacerbating the complications of the disorder. The achievement of glycemic goals, however, is a daunting task due to the lifelong, daily requirements and the complex and dynamic nature of the factors that drive BG levels. Currently, only about 20% of adults in the United States with T1D meet these established therapy goals for HbA1c. We believe that one of the principal reasons for these suboptimal outcomes is that, despite decades of innovation and clinical data demonstrating their superiority to alternatives, insulin pumps have only been adopted by approximately one-third of people with T1D (based on our internal estimates and publicly available industry data, including sales data publicly disclosed by the leading device manufacturers). We believe that one reason for this relatively low adoption rate is the demands placed on users to perform the complex tabulations and calculations required for even the most advanced pumps (other than the iLet) to function optimally.

The dynamic evolution of care in the field of diabetes over the past several decades has been characterized by continuous cycles of innovation that have produced several generations of increasingly sophisticated and complex devices to help maintain BG levels within the normal range or achieve goal, as established by the ADA. The capabilities of devices range from offering convenience features to allowing transformative improvements in efficacy. We believe that, while these new technologies have managed to remove or reduce some “twentieth-century burdens” of disease management (e.g., logbooks, fingerstick measurements, not knowing BG levels for large stretches of the day and night), they have also added new, “twenty-first-century burdens” (e.g., bombardment with overwhelming amounts of data, constant alerts and alarms, and 24/7 information overload). The psychological, emotional and cognitive burden imposed by the continuous need for user engagement to manage the disease is substantial, unsustainable by most and unachievable by many. We believe that the iLet marks a significant breakthrough in the achievement of our ultimate goal, as it has been shown to enable clinically relevant improvements in glycemic control across broad populations of PWD, while dramatically reducing necessary user engagement.

Our Mission: Life-Changing Solutions

Our mission is to simplify and alleviate the burden of managing diabetes with life-changing solutions. Our vision is to make diabetes easier, for everyone, every day. Our goal is to establish the iLet as the standard of care for insulin delivery.

Our Solution: The iLet Bionic Pancreas

The iLet was cleared by the FDA in May 2023 for the treatment of T1D in adults and children six years and older. Unlike hybrid closed-loop systems that still require users to calculate boluses or enter carbohydrate counts, the iLet is the first and only insulin-delivery device that autonomously determines and delivers 100% of all insulin doses. This level of automation establishes an entirely new category in automated insulin delivery (AID)—true fully closed-loop dosing. The iLet’s compact design integrates with leading continuous glucose monitors (CGMs) via Bluetooth and features an intuitive app-based interface that provides real-time updates and enables secure data sharing with caregivers, supporting easier and more effective glycemic control with minimal user input.

Figure 1. The Suite of Components of the iLet

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

Our Strategy and Future Technologies

Our strategy to achieve our mission and expand our market share focuses on driving adoption of the iLet through targeted commercialization, superior customer support, operational efficiency, and continued innovation. We are executing a focused commercial approach that leverages our internal sales force to educate PWD and healthcare providers (HCPs) on the benefits of fully autonomous insulin delivery, while building strong customer relationships through responsive service and training programs. Our initial commercial efforts are concentrated in high-volume endocrinology practices, and over time we plan to extend our outreach to primary care settings, where a significant portion of the T1D population is managed and where the iLet’s minimal user input requirements may provide meaningful clinical and operational advantages.

Markets and Distribution Methods

We market and distribute the iLet in the United States through a direct commercial organization that includes sales, clinical, and customer support teams. Our commercial focus is centered on endocrinology practices that manage a high concentration of people using intensive insulin therapy, with plans to broaden over time into primary care practices that manage an estimated half of the T1D population. When we are not contracted with a specific health plan for direct fulfillment, we utilize independent distributors to support order processing, benefits investigation, and product delivery.

Our customer-facing infrastructure is designed to support onboarding, training, and long-term retention. We provide comprehensive education programs for patients and healthcare professionals, delivered through certified trainers, virtual resources, and digital tools. Our customer support team provides continuous technical assistance, order support, and product guidance throughout the life of the device. We also engage users, caregivers, and clinicians through community-focused initiatives such as the Bionic Universe, which helps share real-world experiences and informs future product refinements. This integrated commercial, training, and support model is intended to ensure a high quality user experience and strengthen long-term customer loyalty.

Multi-Channel Coverage and Reimbursement Strategy

We are pursuing a multi-channel coverage and reimbursement strategy designed to maximize access to the iLet across the T1D population and provide PWD greater flexibility and affordability in selecting their insulin delivery system. Historically, most insulin pumps have been reimbursed through the durable medical equipment (DME) channel, which continues to cover the iLet for a growing portion of payors. Under this model, patients typically make a significant upfront payment and are eligible for device replacement only after the standard four-year warranty period. While this structure ensures predictable reimbursement for payors, it can create financial and timing barriers that limit adoption of new and more effective technologies.

To expand access beyond the DME coverage, we are working with commercial and government payors to increase availability of the iLet through the pharmacy benefit plan (PBP) channel, which follows a “pay-as-you-go” model. This structure removes large upfront costs and allows more rapid adoption of new innovations, while providing payors the opportunity to capture longer-term healthcare savings through improved disease management and reduced complications. We believe this dual-channel approach improves accessibility for PWD, enhances flexibility for healthcare providers, and increases overall market penetration of the iLet, while positioning us to generate more consistent recurring revenue over the expected life cycle of the device.

Third-Party Reimbursement

In the United States, customer orders for the iLet are typically fulfilled by billing third-party payors on behalf of customers or through our network of distributors that bill payors directly. Historically, most insulin pumps, including the iLet, are eligible for insurance reimbursement for replacement approximately once every four years, though certain health plans may extend this period or impose additional restrictions. We have entered into contracts with national and regional third-party payors to establish reimbursement for the iLet and related supplies, and we continue to expand the number of payors that provide direct coverage under both the DME and PBP channels. If we are not contracted with a prospective customer’s payor, and in-network status cannot otherwise be obtained, we seek to fulfill orders through alternate distribution partners where possible. A payor’s decision to cover our product does not guarantee an adequate reimbursement rate, and coverage policies or reimbursement levels may change over time. Even if favorable coverage and reimbursement are achieved, future changes in payor policies or healthcare reform measures could adversely affect reimbursement terms or patient access.

Product Development Pipeline and Future Initiatives

We are committed to advancing innovation in automated insulin delivery and expanding the capabilities of the iLet platform to reach more people living with insulin-requiring diabetes. Our research and development initiatives are focused on simplifying diabetes management, improving outcomes, and expanding access through new form factors, additional therapeutic configurations, and future indication expansions.

Patch Pump (Mint)

We are developing Mint, a next-generation, tubeless insulin patch pump designed to provide the same adaptive closed-loop automation of the iLet in a discreet, wearable format. The device features a two-part design, including a reusable controller that houses the electronics and adaptive algorithm paired with a disposable cartridge. The system will be waterproof, smartphone-controlled through iOS and Android applications, and designed for efficient large-scale manufacturing with reduced environmental waste. We expect Mint to expand the addressable insulin delivery market, particularly among people seeking a tubeless form factor reimbursed through the pharmacy channel. Subject to receiving FDA 510(k) clearance as an alternate controller enabled (ACE) pump, we are targeting commercial launch by the end of 2027.

Bihormonal iLet

We are developing a first-of-its-kind bihormonal system of the iLet designed to autonomously deliver both insulin and glucagon using adaptive closed-loop algorithms that determine 100% of all dosing decisions. This system aims to transform diabetes care by actively preventing and correcting both high and low blood glucose levels, potentially eliminating the fear of hypoglycemia that affects many people with T1D. Through an exclusive collaboration and license agreement with Xeris Pharmaceuticals (Xeris), we are developing a pump-compatible, shelf-stable glucagon formulation utilizing Xeris’ XeriSol technology. We plan to initiate at least one pre-pivotal and one pivotal clinical trial prior to submitting the device and algorithm for FDA 510(k) clearance and submitting a new drug application (NDA) for the glucagon formulation. If approved, the bihormonal iLet could represent a major advancement in automated glycemic control, reduce challenges associated with diabetes management and expand our reach across a broader diabetes population.

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

In the fourth quarter of 2025, we completed our first-in-human Phase 2a feasibility trial in New Zealand evaluating the integrated bihormonal system, including the glucagon formulation, pump, and dosing algorithms. This study represents an important step in the development of the complete bihormonal configuration and is part of our Phase 2 feasibility program. We observed no safety signals related to the glucagon formulation in this study. We expect to initiate an additional Phase 2a feasibility trial in the first half of 2026 to further evaluate the system as we advance development.

We intend to pursue the development of the iLet for expanded patient populations and indications, including people with T2D, which we believe represents a significant long-term opportunity.

Type 2 Diabetes

We intend to pursue expanded use of the iLet to treat people with insulin-dependent T2D, as we believe the size and composition of this population make it a compelling opportunity. We believe our planned expansion for the iLet’s use in T2D will require an additional 510(k) clearance. We expect we will need to conduct studies to determine the iLet’s applicability for T2D and in order to obtain the additional 510(k) clearance. Although we continue to analyze the timing related to this expansion, we do not currently have a specific timeline. While there are certain differences in how T2D is treated relative to T1D, these differences primarily relate to the amount and rate of insulin delivered. Among the T2D population, approximately 1.9 million require intensive insulin therapy, but fewer than 10% have adopted pump technology to date. This is based on our internal estimates factoring epidemiologic data from government and leading industry organizations such as the CDC as well as industry sales data from public filings and disclosures made by the leading device manufacturers (Medtronic, Tandem and Insulet) and aggregated by third-party data service providers. We believe these PWD, who span socioeconomic and educational levels, and their HCPs, 90% of whom are PCP, may find the iLet’s combination of simplicity and efficacy particularly appealing, if authorized for marketing for this use.

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

Manufacturing and Quality Assurance

We manufacture and assemble the iLet and related insulin cartridges at our facility in Irvine, California, which serves as our primary manufacturing and distribution center. Our facility is designed for scalability, enabling us to meet anticipated commercial demand while maintaining flexibility for future product iterations. Certain components and subassemblies are sourced from qualified third-party suppliers, and we maintain multi-sourcing strategies to help mitigate supply chain risk. We perform final assembly, software installation, functional testing, and quality control internally to ensure each product meets design specifications and performance standards. We believe that controlling our own manufacturing processes provides advantages in quality assurance, cost management, and the ability to rapidly implement design improvements.

We manufacture and assemble the iLet and related supplies using a quality management system designed to meet applicable FDA requirements for medical devices. We are subject to and maintain compliance with ISO manufacturing standards, including ISO 13485 certification, current good manufacturing practices (cGMP), and the relevant Quality Management System Regulation (QMSR) requirements. Our processes cover design controls, supplier oversight, production, verification and release testing, and post-market surveillance. We also utilize external suppliers for certain components and services and apply documented qualification and ongoing monitoring procedures for such suppliers. We are subject to periodic inspections and audits by regulatory authorities to assess compliance with applicable regulations.

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

Our U.S. and foreign patents and patent applications generally relate to ACE insulin and bihormonal pumps, software and algorithms for modular blood glucose control systems, graphical user interfaces (GUIs) including animations and transitional GUI screens, and/or communication interfacing including disposables and wearables for connecting pumps to infusion sets. As of December 31, 2025, our owned and licensed patent estate contains approximately 67 issued U.S. patents, 20 pending U.S. nonprovisional patent applications, 107 issued foreign patents (including at least 9 issued European patents and their national validations), and 43 pending foreign patent applications. The 107 issued foreign patents include one or more issued patents in jurisdictions such as Australia, Canada, China, France, Germany, Great Britain, Hong Kong, Italy, Japan, Mexico and Spain. The 43 pending foreign patent applications include one or more pending applications in jurisdictions such as Australia, Canada, China, Europe, Israel, Japan, Mexico, and Saudi Arabia. Assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, as applicable, our owned or licensed issued U.S. patents expire between 2026 and 2042.

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

In addition to patents, we rely on trademarks, trade secrets, and know-how relating to our proprietary technology and programs, continuing innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position and protect our product brands. As of December 31, 2025, our trademark portfolio consists of six (6) registered trademarks and eleven (11) pending trademark applications. For example, our trademark portfolio includes: house marks (BETA BIONICS, stylized), product marks (iLet® bionic pancreas system) and tag-lines (DIABETES WITHOUT NUMBERS).

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

License and Collaboration Agreements

Device License Agreement with Boston University

In December 2015, we and Boston University (BU), entered into a device license agreement, which was amended in December 2017, September 2020, February 2022 and November 2024 (collectively, the Device License Agreement). Under the Device License Agreement, we received a royalty-bearing license (with the right to sublicense) under certain of BU’s patent rights related to a system and individual components thereof for delivering multiple medicaments to a patient without medicament mis-channeling to make, use, sell, and import products, and practice processes covered by the licensed patent rights (collectively, the Licensed Products and Licensed Processes). The rights granted to us by BU under the Device License Agreement are exclusive, subject to certain reserved rights, including BU’s right to practice and/or use the licensed patent rights for non-profit purposes such as sponsored research and collaborations, government rights and other third party rights. Furthermore, at BU’s request, we will be required to negotiate a sublicense in good faith with a third party if we are unable or unwilling to use the patent rights licensed to us under the Device License Agreement to address the unmet needs of neglected people or geographic areas that such party is willing and able to address. The exclusivity may be terminated by BU if we fail to meet a specified percentage of the applicable minimum royalty amount for a given calendar year. The minimum royalty amount is a non-material amount.

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

In consideration for the licenses and other rights granted to us under the Collaboration and License Agreement, we paid Xeris a one-time payment of $0.5 million for upfront fees and an additional $3.0 million upon our achievement of certain development milestone events. In addition, we are required to pay Xeris tiered royalties of low double-digit percentages based on net sales of Glucagon Products by us or our sublicensees, subject to certain customary reductions. Our obligation to pay Xeris royalties will commence, on a Glucagon Product-by-Glucagon Product and country-by-country basis, on the first commercial sale of such Glucagon Product in such country and expire on the later of (i) ten years after the first commercial sale of such Glucagon Product in such applicable country; (ii) expiration of the last valid claim of a specified patent right licensed by Xeris covering such Glucagon Product in such country; and (iii) expiration or termination or regulatory exclusivity for such Glucagon Product in the applicable country (Royalty Term).

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

The FDA classifies medical devices into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QMSR, facility registration and product listing, reporting of adverse medical events and certain device malfunctions (known as medical device reporting (MDR), and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and additional conditions set forth in FDA guidance documents. While most Class I devices are exempt from the 510(k) pre-market notification requirement, manufacturers of most Class II devices are required to submit to the FDA a pre-market notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) pre-market notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices are placed in Class III, requiring approval of a PMA application. Some pre-amendment devices are unclassified but are subject to the FDA’s pre-market notification and clearance process in order to be commercially distributed. Novel devices that have not yet been classified are automatically classified as Class III and are subject to the PMA approval process, except that such novel devices that are low to moderate risk may obtain marketing authorization through the de novo classification process rather than the PMA process. Our currently commercialized iLet is comprised of hardware and software devices, which are classified as Class II.

The FDA has established three different classification regulations for components of glycemic control systems. These regulations establish the classification (and thus the regulatory path to market), as well as the requirements, such as special controls, to which such components must adhere. These classification regulations govern: (1) the ACE insulin infusion pump; (2) the interoperable automated glycemic controller (iAGC); and (3) the iCGM, each of which is determined by the FDA to be Class II.

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

After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. In addition, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision-making process. Further, the FDA generally will conduct a pre-approval inspection of the manufacturing facility(ies) to evaluate compliance with QMSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures.

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

Exempt Devices

If a manufacturer’s device falls into a generic category of Class I or Class II devices that FDA has exempted by regulation, a premarket notification is not required before marketing the device in the United States. Manufacturers of such devices are required to register their establishments and list their devices. Some 510(k)-exempt devices are also exempt from QMSR requirements, except for the QMSR’s complaint handling and recordkeeping requirements.

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

A combination product with a device primary mode of action generally would be reviewed and cleared or approved pursuant to the device review processes under the FDCA. In reviewing the PMA, 510(k), or De Novo request for such a product, however, FDA reviewers in the device center could consult with their counterparts in the drug center to ensure that the drug component of the combination product met applicable requirements regarding safety and effectiveness. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the QMSR applicable to medical devices.

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

Although the QMSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that FDA may impose with respect to manufacturing.

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

Expedited Development and Review Programs

The Breakthrough Devices Program, is a voluntary program offered to manufacturers of certain medical devices and device-led combination products that may provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and health care providers with more timely access to qualifying devices by expediting their development, assessment and review, while preserving the statutory standards for PMA approval, 510(k) clearance and de novo classification.

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

Post-Market Regulation of Medical Devices

After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•
the QMSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
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

The FDA has broad post-market and regulatory enforcement powers. Medical device manufacturers are subject to unannounced inspections by the FDA and other state, local and foreign regulatory authorities to assess compliance with the QMSR and other applicable regulations, and these inspections may include the manufacturing facilities of any suppliers.

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

FDA Regulation of Drug Products

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The FDCA and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not issued a clinical hold within this 30-day period, the clinical trial may begin. Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with Good Clinical Practice (GCP), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and (iii) under protocols detailing the objectives of the trial and the criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the AKS, a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

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

The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), and its implementing regulations, also imposed annual reporting requirements on manufacturers of certain devices, drugs and biologics for payments available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals; as well as ownership and investment interests held by physicians and their immediate family members.

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

The implementation of the ACA in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. There have been executive, judicial and congressional challenges, and a number of amendments that have impacted certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expiring ACA subsidies. It is possible that the ACA and the IRA will be subject to additional challenges and health reform measured by the second Trump administration in the future.

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

The BIOSECURE Act

The United States recently passed legislation, namely the BIOSECURE Act (BIOSECURE Act), to prohibit U.S. federal executive agencies from procuring or obtaining any biotechnology equipment or service produced or provided by a “biotechnology company of concern” or entering into or renewing a contract, loan, or grant with an entity that uses such biotechnology equipment or equipment. Specifically, on October 9, 2025, the U.S. Senate passed a revised version of the BIOSECURE Act as an amendment to the National Defense Authorization Act (NDAA) for Fiscal Year 2026. The final version of the NDAA containing this legislative language was passed by the Senate and House of Representatives and signed into law by President Trump on December 18, 2025. The BIOSECURE Act prohibits the U.S. government from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (BCC); entering into, extending, or renewing government contracts with an entity that directly or indirectly uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. government also has the ability to designate entities as BCCs through a separate designation process. Given the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.

Data Privacy and Security

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act (TCPA), Children’s Online Privacy Protection Act (COPPA), the Controlling the Assault of Non‑Solicited Pornography and Marketing Act (CANSPAM), the California Consumer Privacy Act (CCPA), Washington’s My Health My Data Act (MHMD), the European Union General Data Protection Regulation (EU GDPR) and the United Kingdom General Data Protection Regulation (UK GDPR). Several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

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

Moreover, cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work (including our current and future contract research organizations (CROs)). Such threats are prevalent, continue to rise, are increasingly difficult to detect and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel, sophisticated nation states and nation-state supported actors, including via advanced persistent threat intrusions. If we (or the third parties with whom we work) experience a security incident or are perceived to have experienced a security incident, we could face adverse consequences.

Licensure

To distribute our product through the pharmacy channel in the United States, we rely on intermediaries that hold the pharmacy licenses required in each jurisdiction. Certain states impose professional licensure requirements on individuals who provide diabetes education and related support. We believe our certified diabetes educators operate in compliance with these requirements, but if our educators or our company were found to be non-compliant, we may be required to modify how we deliver education, clinical support, or customer service.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits U.S. individuals and corporations, as well as their representatives from, directly or indirectly offering, promising, authorizing or making corrupt payments, gifts or transfers of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business. The scope of the FCPA would include interactions with certain healthcare professionals in many countries. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

Facilities

Our principal office is located in Irvine, California, where we lease approximately 50,000 square feet of office, laboratory and manufacturing space. We lease and sublease additional corporate offices in San Diego, California that consist of approximately 21,000 square feet of office space. We also lease corporate offices in Concord, Massachusetts that consist of approximately 13,000 square feet of office space. The lease for our office, laboratory and manufacturing space in Irvine, California expires in June 2032, the lease and sublease for our offices in San Diego, California expires in February 2027 and August 2028, respectively, and the lease for our office in Concord, Massachusetts expires in May 2026. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space would be available if needed.

Employees and Human Capital Resources

As of December 31, 2025, we had 420 full-time employees and three part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. We have not experienced any work stoppages as a result of labor disputes or strikes. We have built a strong and positive workplace culture, and we pride ourselves on maintaining good relationships with our employees. All our employees enjoy a range of benefits including company-matching 401(k) contributions, participation in our equity incentive program, and employee stock purchase plan and our payment of health insurance premiums for both the employee and the employee’s family.

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

Since our inception, we have incurred annual net losses. For the years ended December 31, 2025 and 2024, our net losses were $73.2 million and $54.8 million, respectively. As of December 31, 2025, we had an accumulated deficit of $369.9 million. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, the clinical and regulatory initiatives to maintain and obtain marketing clearance, and the research and development of our current products and product candidates.

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

Our quarterly and annual financial condition, operating results, cash flows and key business metrics may fluctuate in the future, which could cause the market price of our stock to decline substantially.

As we continue to build our business, we expect our quarterly and annual financial condition, operating results, cash flows and key business metrics to fluctuate significantly due to a variety of factors including, but not limited to:

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
•
changes in the productivity of our sales force;
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

Furthermore, we may change our key business metrics or how we present our key business metrics from time to time, which may be perceived negatively. We regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, we may make additional changes in the future to our key business metrics, including eliminating or replacing existing metrics. For example, in February 2026, we announced that we will no longer provide an exact quarterly new patient starts figure to better align our disclosure practices with industry peers. If investors or the media perceive any changes to our key business metrics disclosures negatively, our business could be adversely affected.

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

The variability and unpredictability caused by factors such as those described above could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue, results of operations or key business metrics fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

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

Additionally, we are subject to customer concentration risk as a result of our reliance on a relatively small number of DME distributors for a significant portion of our revenues. For the year ended December 31, 2025, our top four DME distributors represented approximately 52% of our total sales. In order to mitigate this concentration risk, we are actively pursuing our multi-channel DME and PBP coverage and reimbursement strategy. However, we cannot guarantee that we will be successful in executing this strategy and as such, we may need to continue to depend on the sales to a relatively small number of significant customers. Any reduction in the amount of revenues that we derive from these customers, without an offsetting increase in new sales to other customers, could have a material adverse effect on our results of operations and financial condition.

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

The development of medical devices is capital-intensive. Our operations have consumed substantial amounts of cash since inception. As of December 31, 2025, our cash, cash equivalents and short-term investments were $219.2 million. In January 2025, we completed our initial public offering and a concurrent private placement, pursuant to which we received aggregate net proceeds of approximately $190.4 million and approximately $15.6 million, respectively, in each case after deducting underwriting discounts, commissions, and other offering expenses. Based on our current and planned use of the net proceeds of our initial public offering and the concurrent private placement and our current cash, cash equivalents and short-term investments, we estimate that our funds will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the first half of 2028. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control.

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
•
future revenue generated by sales of the iLet and any future products or product candidates, if approved;
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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or iLet.

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

If our insulin delivery device products do not achieve and maintain widespread market acceptance, we may fail to achieve sales or other business metrics consistent with our projections, in which case our business, financial condition and operating results could be materially and adversely affected.

The market opportunities for our iLet for the treatment of diabetes may be smaller than we anticipated, limiting our ability to successfully sell our current and future products.

Our current and future target patient populations and total addressable markets for our current and future products are based on our beliefs and estimates regarding pump adoption rates and the incidence or prevalence of T1D and T2D, including the patient population using intensive insulin therapy for treatment, which are derived from a variety of sources including scientific literature and third-party estimates. Total addressable market is the total overall revenue opportunity that we believe is available for insulin pumps if 100% market share is achieved, and it is not a representation that we will achieve such market share. While we believe our assumptions and the data underlying our estimates are reasonable, our projections may prove to be incorrect and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these estimates. For example, the number of potential patients may turn out to be lower than expected. Because the potential target populations could be smaller than we expect, we may never achieve profitability without obtaining regulatory clearance for the iLet in additional indications, specifically in T2D, which we have not obtained. If the actual number of patients who would benefit from our products, the price at which we can sell products, or the total addressable market for our products is smaller than we anticipated, it may impair our growth and have an adverse impact on our business.

We face competition from numerous competitors, most of whom have far greater resources than we have, which may make it more difficult for us to achieve significant market penetration and which may allow them to develop additional products for the treatment of diabetes that compete with our iLet.

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, or other market activities of industry participants. We primarily compete with a number of companies that manufacture and sell insulin pumps, such as Medtronic, Tandem, and Insulet. The iLet has certain characteristics that other insulin pumps manufactured by such competitors, to our knowledge, do not currently have, such as the ability to be initialized with only the user’s body weight, being enabled by algorithms that determine 100% of the user’s insulin doses, no carb counting, an option for pay-as-you-go pharmacy reimbursement and prefilled cartridges. For more information regarding the current commercial landscape for the iLet, see the section under Part I. Item 1. “Business—Market Opportunity: Management of Diabetes.” Outside of the insulin pump market, we face competition from a number of companies, medical researchers and pharmaceutical companies that offer or are pursuing competing delivery devices, technologies and procedures, such as prefilled insulin syringes, insulin pens and inhalable insulin products, as well as companies with approved therapeutics or in-development therapeutic candidates impacting diabetes.

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

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

As of December 31, 2025, we had 420 full-time employees and 3 part-time employees. We expect to experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of regulatory and clinical affairs and sales, marketing and distribution. To manage our growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. As we expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of investigational devices. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow product revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our investigational devices and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success depends on our ability to continue to attract and retain additional executive officers and other key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it will negatively affect our business, financial condition and results of operations.

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

Future tariffs may also result in increased research and development expenses, including but not limited to increased costs associated with laboratory equipment and research materials. Trade restrictions affecting the import of materials, including components of the bihormonal system of the iLet and patch pump, necessary for clinical trials and manufacturing could result in delays to our timelines. Increased costs and extended timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

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

The FDA has notified us that the iLet is subject to a mandatory post-market surveillance order under Section 522 of the FDCA, which authorizes the FDA to require a manufacturer to conduct post-market surveillance for devices that meet certain criteria. Specifically, the FDA has asked that we conduct a one-year, prospective single-arm cohort study and has accepted our plan for this study, which will assess the safety and effectiveness of the iLet in commercial users and is expected to enroll 1,875 users. The FDA typically issues a 522 Order for any Class II device like the iLet that (1) would be reasonably likely to have serious adverse health consequences if it were to fail and (2) is expected to have significant use in pediatric populations. Other Class II software algorithms used with AID systems meet these two criteria and have therefore been issued similar 522 Orders. As part of the FDA’s request to conduct a post-market surveillance study, the FDA set forth several criteria to evaluate the iLet in a large and diverse patient population, as well as different real-world use settings including the use of features that are unique to the iLet (i.e., lack of conventional open-loop mode, BG-run feature, body weight only initialization, handling unannounced meals, and use of the lower and higher glucose targets). The FDA accepted our post-market surveillance plan, enrollment began in April 2025, and we continued to enroll patients through December 31, 2025.

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

Moreover, any delays in conducting clinical trials could materially affect our development costs and delay marketing authorization or clearance of our product modifications and product candidates, including our efforts to develop the iLet for the treatment of T1D using both insulin and glucagon, or for any other indication we may pursue, the patch pump, or any other product candidate. We do not know whether clinical trials will begin on time, will need to be redesigned, will be subject to delay, will be halted due to safety or other concerns, or will be completed on schedule, if at all. A clinical trial can be delayed for a variety of reasons, including:

•
we may be required to submit an IDE application or IND to the FDA, which must become effective prior to commencing certain human clinical trials of medical devices and drugs, respectively, and the FDA may reject our IDE or IND and notify us that we may not begin clinical trials, or place restrictions on the conduct of such trials;
•
regulators may disagree as to the design or implementation of our clinical trials;
•
delays or failures in obtaining the required allowance, clearance, approval or authorization to commence a trial because of safety concerns;

•
delays or failures in obtaining components of our products and manufacturing sufficient quantities for use in clinical trials;
•
delays or failures in reaching agreement on acceptable terms with prospective study sites or other CROs;
•
delays or failures in obtaining approval of the clinical trial protocol from an institutional review board (IRB), to conduct a clinical trial at a prospective study site;
•
delays in recruiting or enrolling participants for clinical trials;
•
failure of a clinical trial or clinical investigators to be in compliance with GCPs;
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

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for our glucagon product candidate that we plan to develop for use with our development of a bihormonal system of the iLet for the treatment of T1D, as described in this Annual Report. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act (FDCA). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for our glucagon product candidate as anticipated, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our glucagon product candidate, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, it is possible that third parties may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our glucagon product candidate, or the clinical studies that we submit in our applications seeking approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2), which would substantially harm our business and could have a material adverse effect on our ability to pursue marketing authorization for the bihormonal system of our iLet.

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

Our future growth depends on the continued success, enhancement, and expanded use of the iLet. If we fail to advance the iLet platform or expand its indications, our business may be adversely affected.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and devices they will cover and the amount of reimbursement. Coverage may be more limited than the purposes for which the drug or device is approved by the FDA or comparable foreign regulatory authorities. In the United States, private health insurers and other third-party payors in the U.S. often follow the coverage and reimbursement policies of government payors, including the Medicare or Medicaid programs. The CMS, an agency within the HHS that administers the Medicare program, decides whether and to what extent a new medicine or device will be covered and reimbursed under Medicare. However, no uniform policy of coverage and reimbursement for products exists among third-party payors. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

The implementation of the ACA in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. There have been executive, judicial and congressional challenges, and a number of amendments that have impacted certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expiring ACA subsidies. It is possible that the ACA and the IRA will be subject to additional challenges and health reform measures by the second Trump administration in the future.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (OBBBA) was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to the ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

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

Uncertainty related to CMS reimbursement policies could adversely affect our pricing and revenue.

CMS regularly evaluates and updates reimbursement frameworks for medical devices, and these changes can directly affect both our revenue and the broader market. On December 2, 2025, CMS issued a final rule that updates Medicare payment policies and rates for home health agencies under the Home Health Prospective Payment System Proposed Rule for calendar year 2026, which includes provisions that materially alter reimbursement policies for insulin pumps supplied to Medicare fee-for-service beneficiaries, including bundling payment for certain continuous glucose monitors, insulin infusion pumps, and accessories on a monthly rental basis, among other changes. Because CMS reimbursement policies often serve as a benchmark for other government and commercial payors, adoption of this rule in its proposed or modified form could increase uncertainty around pricing, limit coverage or reimbursement levels for our products, and reduce utilization. Any such outcomes could negatively impact demand for our products, put downward pressure on pricing, and adversely affect our revenue and results of operations.

Risks Related to Manufacturing and Our Reliance on Third Parties

We are substantially dependent on various third parties for the continued development of our iLet and product candidates. Certain of our current and future collaborators may control aspects of our clinical trials, which could result in delays or other obstacles in the development of the investigational devices or other development-stage candidates, such as glucagon, we develop. If our collaborations are terminated or are not successful, our ability to further enhance our iLet and product candidates may be adversely affected.

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

Further, since we perform all of our manufacturing activities at our single manufacturing facility in Irvine, California, our facilities, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, earthquakes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in delays in meeting commercial demand and in conducting our clinical trials, the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all. There may also be unforeseen occurrences that increase our costs, such as increased prices of the components of our products, changes to labor costs or less favorable terms with third-party suppliers. There can be no assurance that we will not encounter such problems in the future.

Furthermore, when our current lease expires, we may be unable to renew our lease or find a new facility on commercially reasonable terms, or at all. If we were unable or unwilling to renew at the proposed rates, relocating our manufacturing facility would involve significant expense in connection with the movement and installation of key manufacturing equipment and any necessary recertification with regulatory bodies, and we cannot assure investors that such a move would not delay or otherwise adversely affect our manufacturing activities or operating results. If our manufacturing capabilities were impaired by our move, we may not be able to manufacture and ship our products in a timely manner, which would adversely impact our business, financial condition and results of operations.

We obtain some of the components and subassemblies included in our iLet from single source suppliers, and the partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

We rely on a number of suppliers who manufacture the components of the iLet. We have a supply agreement with Unomedical, an affiliate of ConvaTec Group Plc, for the production of infusion sets for our iLet, a contract manufacturing agreement with PMC SMART Solutions LLC (PMC) for the manufacture of our cartridge connectors, a supplier quality agreement with Maxon Precision Motors, Inc. (Maxon) for the supply of pump motors for our iLet and a supplier quality agreement with Matrix Plastic Products, Inc. (Matrix) for the supply of boards for our iLet. Unomedical, PMC, Maxon and Matrix are our main suppliers of infusion sets, cartridge connections, pump motors and boards, respectively. If any of Unomedical, PMC, Maxon or Matrix were to terminate its contract with us, or be unable to provide infusion sets, manufacture cartridge connectors, supply pump motors, or supply boards to us in the quantities ordered, we would need to identify and qualify a new supplier.

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

At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products, including our single-use products, could result in actual expenses that are below those currently estimated. As of December 31, 2025, we accrued approximately $3.2 million so far in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

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

Once we obtain marketing authorization or clearance for FDA-regulated products, such as our iLet and any future products, we and such products will be subject to continued and pervasive regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies governing, among other things, the manufacture, marketing, advertising, reporting, sale, promotion, import, export, registration, and listing of our products. For example, medical device manufacturers must submit periodic reports to the FDA as a condition of obtaining marketing authorization or clearance. These reports include information about failures and certain adverse events associated with the device after its marketing authorization or clearance. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation. In particular, unless exempt, we and our suppliers are required to comply with the FDA’s QMSR for medical device products and cGMPs for any approved drug products, such as glucagon if it is ultimately approved, and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory bodies, such as the FDA, enforce the QMSR and cGMPs and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions and/or other negative consequences:

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
•
criminal prosecution.

If any of these actions were to occur, our reputation would be harmed and our product sales and profitability would be adversely impacted. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to manufacture our products on a timely basis and in the required quantities, if at all. Later discovery of previously unknown problems with our products, including manufacturing problems, or failure to comply with regulatory requirements such as the QMSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

In addition, the FDA may change its marketing authorization or clearance policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay marketing authorization or clearance of any product candidate under development or impact our ability to modify any products authorized for market on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain marketing authorizations or clearances, increase the costs of compliance or restrict our ability to maintain any marketing authorizations or clearances we have obtained. For example, in February 2024, the FDA issued a final rule to amend and replace the former Quality System Regulation, which set forth the FDA’s current good manufacturing practice requirements for medical devices, to align more closely with the International Organization for Standardization standards. Specifically, this final rule, which went into effect on February 2, 2026, established the QMSR, which among other things, incorporates by reference the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the former Quality System Regulation, it is unclear the extent to which this final rule, once effective, could impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with the QMSR or with any other changes in the laws or regulations enforced by the FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations. Additionally, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability, which would harm our business, financial condition, results of operations and prospects.

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

In June 2025, the FDA conducted an inspection of our Irvine, California facility. Following the inspection, the FDA issued a Form 483. We initiated remediation activities and followed our communicated plan to address the FDA’s observations. We submitted our response and provided multiple updates to the FDA regarding the status of our remediation efforts. On January 29, 2026, we received a Warning Letter from the FDA following such inspection. In the Warning Letter, the FDA cited deficiencies in the response letters we sent to the FDA following the FDA’s issuance of the Form 483. The Warning Letter highlights non-conformities related observed by the FDA in relation to our Quality Management System, Medical Device Reporting, and Correction and Removals, which were previously communicated by the FDA in the Form 483. The Warning Letter does not restrict our ability to produce, market, manufacture or distribute our products, nor does it restrict our ability to seek FDA 510(k) clearance of new products. We take the observations described in the Warning Letter seriously, and we are currently preparing a written response to the Warning Letter. Several corrective actions have already occurred including improvements to the processes identified in the Warning Letter. Additional corrective actions may be identified and executed based upon feedback from the FDA provided in the Warning Letter. We intend to provide regular updates to the FDA in response to the Form 483 and Warning Letter. However, we cannot provide any assurances that the FDA will be satisfied with its response or as to the expected date of the resolution of the matters included in the Warning Letter. Until the deficiencies cited in the Warning Letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice. We do not expect the Warning Letter to materially impact our previously disclosed guidance that we expect to launch the commercialization of Mint by the end of 2027.

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
•
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
•
The federal Physician Payment Sunshine Act created under the ACA, which requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to any payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
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

Additionally, under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the HSS Office for Civil Rights and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers. In addition, we may now or in the future be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (MHMD) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have adopted or are in the process of adopting similar consumer health data privacy laws, including Connecticut’s SB-3 which amended the Connecticut Data Privacy Act to cover consumer health data, Nevada’s Consumer Health Data Privacy Law, and Virginia’s amendments to the Virginia Consumer Data Protection Act addressing the processing of sensitive health data, and additional states are expected to pass similar laws governing consumer health data.

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

We may in the future use artificial intelligence (AI), including generative AI, and machine learning (ML) technologies in our products and services (collectively, “AI/ML” technologies). In addition, our employees and personnel are permitted to use generative AI technologies to perform their work. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing AI/ML, such as the EU AI Act, Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. We expect other jurisdictions will adopt similar laws.

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

Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally binding codes, such as the Children’s Online Privacy Protection Act (COPPA), California’s

Age Appropriate Design Code, the CCPA, and other U.S. state comprehensive privacy laws impose various obligations on companies that process children’s data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect that data or verifying a user’s age. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). These laws may be, or in some cases, have already been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws.

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

Additionally, the U.S. Department of Justice issued a rule titled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which imposes additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities, such as vendor engagements, data sales or sharing, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

Our business activities may be subject to the FCPA and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

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
•
general political, economic, industry and market conditions, tariffs or other trade measures, future bank failures, increased geopolitical tensions between the United States and China, the Russia/Ukraine conflict, the Israel-Hamas war, global pandemics and global economic conditions including changes in monetary and fiscal policy, United States political developments and other sources of instability; and
•
changes in accounting principles.

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

Our executive officers, directors and holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant percentage of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly control or influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

As of December 31, 2025, we had U.S. federal NOL carryforwards of $240.8 million, which may be available to reduce future taxable income, of which $11.5 million expire at various dates beginning in 2035 while the remaining $229.3 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2025, we had state NOL carryforwards of $65.4 million, which may be available to reduce future taxable income, of which $58.8 million expire at various dates beginning in 2029, while $6.6 million do not expire. As of December 31, 2025, we also had U.S. federal and state research and development tax credit carryforwards of $5.8 million and $4.6 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2032, respectively, with $4 million of state research and development tax credits carrying forward indefinitely.

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

Item 2. Properties.

The following table summarizes the facilities leased as of December 31, 2025, including the location and size of each principal facility and their designated use. We believe that these facilities are sufficient to meet our current and anticipated future needs and that suitable additional alternative spaces would be available in the future on commercially reasonable terms if deemed necessary.

Location	Primary Use	Approximate Square Footage	Lease Expiration Year
Concord, Massachusetts	General and Administrative, R&D	13,035	2026
Cincinnati, Ohio	Pharmacy and Sales	1,524	2026
San Diego California	General and Administrative, Technical Support	7,881	2027
San Diego California	General and Administrative, R&D	12,467	2028
Irvine, California	General and Administrative, R&D, Manufacturing, Warehouse	50,020	2032

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

Holders

As of February 2, 2026, there were approximately 674 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

None.

Use of Proceeds from Registered Securities

On January 31, 2025, we completed our initial public offering pursuant to which we issued and sold 13,800,000 shares of our common stock, including 1,800,000 additional shares pursuant to the exercise in full by the underwriters of their option to purchase shares of common stock from the Company and the selling stockholders (consisting of 475,000 shares from the Company and 1,325,000 shares from the selling stockholders), at a price to the public of $17.00 per share. The offer and sale of all of the shares of our common stock in the initial public offering (IPO) were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-284147), which were declared effective by the SEC on January 29, 2025. BofA Securities, Piper Sandler, and Leerink Partners acted as lead bookrunners for the offering. Stifel acted as a bookrunner and Lake Street Capital Markets acted as co-manager for the IPO. Shares of our common stock began trading on The Nasdaq Global Market on January 30, 2025.

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

Item 6. [Reserved].

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

Overview

We are a commercial-stage medical device company engaged in the design, development, and commercialization of innovative solutions to improve the health and quality of life of insulin-requiring people with diabetes (PWD) by utilizing advanced adaptive closed-loop algorithms to simplify and improve the treatment of their disease. Diabetes is a chronic condition that requires ongoing insulin therapy, and suboptimal glycemic control remains common despite advances in treatment technologies. Our product, the iLet, is the first insulin delivery device cleared by the U.S. Food and Drug Administration (FDA) to utilize adaptive closed-loop algorithms to autonomously determine every insulin dose without requiring users to count carbohydrate intake. We believe this represents a significant advancement over currently available insulin delivery options by combining improved glycemic control with a simplified user experience.

The iLet was designed to provide improved glycemic control relative to currently available treatment options, such as insulin pumps, partially automated insulin delivery systems, and multiple daily injections (MDI), while reducing the workload associated with achieving these outcomes. It uses adaptive closed-loop algorithms that learn each person’s unique and changing insulin requirements and autonomously deliver the appropriate insulin dose every five minutes throughout the day and night. Only the user’s body weight is required for initialization, unlike traditional pump and hybrid closed-loop systems that require numerous user-defined parameters. These adaptive algorithms eliminate the need to manually adjust pump settings or calculate meal and correction doses, which we believe makes the iLet easier to initiate and use than other available systems.

Our initial commercialization efforts for the iLet are in type 1 diabetes (T1D), an indication for which we received FDA clearance in patients six and older in May 2023, in the United States. T1D is an autoimmune disorder that often develops during childhood or adolescence, but can occur at any age, and arises from a person’s immune system attacking and destroying the insulin-producing beta cells in the pancreas. According to the Centers for Disease Control and Prevention (CDC), there are approximately 1.9 million people with T1D currently in the United States, all of whom require daily insulin replacement to manage their disease. We believe that one of the principal causes of suboptimal outcomes as it relates to disease management is the complexity of the user experience with most currently available insulin pumps and hybrid closed-loop systems, which has kept the majority of PWD from adopting them despite the improved disease management they can offer. These systems require PWD to set and to periodically adjust several insulin pump parameters, to quantify daily carbohydrate intake, and to frequently calculate proper doses of insulin for their pump to deliver. We believe this complexity, and the constant engagement that is required in order to enjoy the full therapeutic benefits that these systems can offer, limits their uptake to a subset of PWD and to subspecialty healthcare providers (HCPs). We believe that approximately one-third of people with T1D in the United States utilize insulin pumps or hybrid closed-loop systems to receive their daily insulin, while the majority receive their daily insulin via MDI, which is less complex, but often less effective, and has been shown to be associated with higher HbA1c levels. This is based on our internal estimates factoring epidemiologic data from government and leading industry organizations such as the CDC (to establish the overall size of the T1D population) and industry sales data from public filings and disclosures made by the leading device manufacturers (Medtronic, Tandem and Insulet, who collectively hold approximately 96% market share) and aggregated by third-party data service providers (to provide independent estimates of both overall device penetration of various diabetes populations). Our initial commercial results suggest that the iLet’s value proposition is resonating strongly within the MDI population as approximately 70% and 69% of the iLet’s adoption through December 31, 2025 and 2024, respectively, came from PWD who were previously utilizing MDI.

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

To maximize the commercial value of the iLet opportunity, we have assembled a team across our organization with broad experience in the successful commercialization of innovative technologies in the field of diabetes disease management. While the iLet can be prescribed by any HCP (primary care physicians (PCP) or subspecialists), we are promoting sales of the iLet through an internal sales organization where our initial direct sales efforts are focused on high volume endocrinology practices in the United States. Over time, we plan to expand into the more diffuse population of patients with T1D who are treated by PCP. Although we continue to analyze the timing related to this expansion, we do not currently have a specific timeline. These PCP treat an estimated one-half of the T1D population in the United States but do so among a much more diversified patient base than the endocrinologists. We believe that the iLet’s core value proposition of marrying effective glycemic control with the simplicity of use that is brought about by adaptive closed-loop algorithm insulin-dose determination may resonate particularly well among PCP who do not have the subspecialty-level of expertise, the resources, or the clinical bandwidth that is needed to initiate insulin-pump or hybrid closed-loop therapy or for the continual demand (such as adjustments at quarterly visits) those systems place on clinical practices in follow-on care.

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

By contrast, PBP reimbursement requires the user and insurance carrier to make a small upfront payment and reimbursement, respectively, for the iLet, allowing for a potentially higher rate of adoption by PWD. The insurance carrier then makes larger reimbursement payments for the purchase of single-use products, with the user’s payments for the single-use products being generally consistent with what the user would likely pay for single-use products in DME reimbursement. As a result, we recognize a small amount of revenue at or around the date the iLet is sold in the PBP channel and we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to then start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For the years ended December 31, 2025 and 2024, PBP channel sales represented 24% and 10% of net sales, respectively.

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

In addition to our commercialized product and to maintain our competitive position in the marketplace, we intend to continue investing in disruptive technologies through our experienced research and development team. We are in the early stages of developing an insulin pump that adheres directly to the skin and administers insulin without the need for tubing, commonly known in the diabetes industry as a “patch pump.” We are also in the early stages of developing a first-of-its-kind bihormonal system of the iLet, which combines automated delivery of insulin and glucagon, the BG-raising hormone that protects against low blood sugar, or hypoglycemia, with adaptive closed-loop algorithms where all doses of both hormones are autonomously determined. As part of our development plans, in September 2025, we completed a clinical trial in Canada assessing the pharmacokinetics (PK) and pharmacodynamics (PD) of our glucagon product candidate (also referred to as the glucagon asset, and referred to herein as the PK-PD Trial). The completion of the PK-PD Trial enables us to bridge our previous bihormonal clinical data, which tested prior formulations of glucagon in three pre-pivotal inpatient and six pre-pivotal outpatient clinical trials, to our glucagon product candidate. We believe that the results from the PK-PD Trial are supportive of the continued development of our glucagon product candidate for use in our bihormonal system of the iLet. In the fourth quarter of 2025, we completed our first-in-human Phase 2a feasibility trial evaluating the integrated bihormonal system and expect to initiate an additional Phase 2a feasibility trial in the first half of 2026 as development progresses. We also intend to pursue the development of the iLet for expanded patient populations and indications, such as people with type 2 diabetes (T2D), as we believe the size and composition of this population make it a compelling opportunity.

License and Collaboration Agreements

Below is a summary of the key terms of certain of our license and collaboration agreements. For a more detailed description of these agreements, see the section titled “Business—Collaboration and License Agreements.”

Device License Agreement with Boston University

We have the Device License Agreement with BU that requires ongoing royalty payments and other financial obligations related to products incorporating BU-licensed technology. As consideration for the license, we issued 1,160 shares of Class B common stock to BU. Under the agreement, we are required to pay (i) quarterly royalties in the mid-single-digit percentage range based on net sales of licensed products by us and our affiliates, (ii) quarterly royalties in the low double-digit percentage range based on net sales by sublicensees, which are creditable against a minimum annual royalty amount, and (iii) quarterly lump-sum payments in the low double-digit percentage range based on certain non-royalty sublicensing revenue. We are also responsible for reimbursing BU for patent-related costs and may be required to pay an assignment fee in the event of a sale of substantially all assets related to the licensed technology. Royalty and license-related costs under this agreement are recognized as cost of goods sold or operating expenses, as applicable, and increase as sales volumes grow.

Control Algorithm License Agreement with Boston University

We have the Control Algorithm license agreement with BU covering automated control system technology incorporated into the iLet. In connection with this agreement, we issued 1,140 shares of Class B common stock to BU. Under the financial terms of the agreement, we are required to pay BU (i) quarterly royalties of a mid-single-digit percentage based on net sales by us and our affiliates, (ii) quarterly royalties of a low double-digit percentage based on net sales by sublicensees, in each case of (i) and (ii) creditable against a minimum annual royalty amount, and (iii) quarterly lump-sum payments of a low double-digit percentage of certain non-royalty sublicensing revenue received from sublicensees. We are also responsible for reimbursing patent-related costs and are required to make a one-time change-of-control payment of $65,000 if such an event occurs. Royalty obligations under this agreement represent ongoing costs that are expected to increase as commercial adoption of the iLet expands.

Collaboration and License Agreement with Xeris Pharmaceuticals, Inc.

We have the Collaboration and License Agreement with Xeris Pharmaceuticals, Inc. to develop and commercialize a glucagon formulation for use in our bihormonal system. Under this agreement, we paid an upfront fee of $0.5 million and a milestone payment of $3.0 million, both of which were recognized as research and development expense when incurred. We are also obligated to pay tiered royalties in the low double-digit percentage range on future net sales of glucagon products, subject to customary reductions.

In connection with clinical development activities, we entered into the Clinical Supply Agreement with Xeris and incurred $0.9 million of costs for Phase 2 clinical materials during 2024, with the remaining balance paid in early 2025. We expect to incur up to $5.1 million in additional development and manufacturing costs related to Phase 3 activities, of which $4.0 million had been paid as of December 31, 2025. Amounts are recorded as prepaid expenses and expensed to research and development as services are performed. These agreements are expected to continue to drive research and development expense and future royalty obligations.

Development and Commercial Agreements

Below is a summary of the key terms of certain of our development and commercial agreements. For a more detailed description of these agreements, see the section titled “Business—Development and Commercial Agreements.”

We have the Commercialization Agreement and Development and Commercialization Agreement with DexCom, Inc. and Abbott Diabetes Care Inc., respectively, related to integrated automated insulin delivery systems. These agreements primarily involve shared development responsibilities and cross-licensing of technology and trademarks and do not require upfront payments, milestone payments, or ongoing royalty obligations. As a result, these arrangements have not had a material direct impact on our results of operations or cash flows to date, though they may affect future operating expenses associated with development, regulatory activities, and commercialization.

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

We are pursuing a multi-channel coverage and reimbursement strategy to maximize access to the iLet within the T1D population, provide flexibility for PWD in choosing their device and provide PWD with advantageous coverage and reimbursement terms. We are working with payors to establish coverage and reimbursement under both the DME and PBP channels as we believe this strategy increases access and optimizes the potential for better medical outcomes for PWD through the adoption of the iLet. The DME and PBP channels for the iLet and its single-use products entail different payment outlays and therefore differentially impact PWD and our financial results. When considering the overall economics over the lifetime of each iLet, sales through the DME channel generally result in higher upfront cash flows from the large, upfront payment and reimbursement for the iLet, but lead to lower cash flows over time as the user purchases the necessary single-use products. By contrast, sales through the PBP channel generally result in lower upfront cash flows from the small payment and reimbursement for the iLet, but lead to higher cash flows over time as the user purchases the necessary single-use products. This is because single-use products under the PBP channel are sold at a much higher per unit cost than under the DME. As a result of a small amount of revenue recognized at or around the date the iLet is sold in the PBP channel, we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For the year ended December 31, 2025 and 2024, PBP channel sales represented 24% and 10%, respectively, of net sales. When comparing sales through the DME and PBP channels, we expect sales through the PBP channel will have a more favorable economic impact on our financial results over the lifetime of the iLet. To the extent that our mix of channel reimbursement fluctuates, our financial results may vary from period to period.

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

Macroeconomic Factors, Global Supply Chain Challenges and Inventory

Our costs are subject to fluctuation, and we continue to evaluate contributing factors, specifically those leading to inflationary cost increases in logistics, price of raw materials (components of the iLet), cost of labor, transportation and operating supplies. While we are experiencing higher raw material, labor, transportation, and operating supply costs, we intend to continue to work to improve productivity to help offset these costs as we navigate these global macroeconomic challenges, including tariffs or other trade measures, future bank failures, increased geopolitical tensions and conflicts, global pandemics, global economic conditions, including changes in monetary and fiscal policy, U.S. political developments and other sources of instability.

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

Cost of Sales

Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, royalties, freight, import tariffs, scrap and reserves for expected warranty costs and excess and obsolete inventory. Manufacturing overhead expenses include expenses relating to manufacturing engineering, material procurement, inventory and quality control, facilities, depreciation, information technology and operations supervision and management.

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

Research and Development

Our research and development expenses include engineering and clinical trial activities for the iLet, regulatory efforts, personnel costs such as salaries, bonuses, stock-based compensation and benefits, payments under third-party license agreements, supplies, development prototypes, design and testing services, depreciation and allocated facilities and information technology expenses, all of which are expensed as incurred. We track research and development expenses by individual product candidate. We expect research and development expenses to increase significantly for the foreseeable future as we advance clinical development, pursue new products and indications including the bihormonal system, patch pump, and potential T2D use, expand technical and operational staffing, make required payments under license arrangements, and establish commercial scale manufacturing capabilities.

Sales and Marketing

We are in the early commercialization stages of the iLet and are focused on driving awareness and adoption among new customers. Sales and marketing expenses primarily include personnel costs for our sales and clinical teams, the development of customer support infrastructure, marketing and branding activities, healthcare conference and market research costs, payer education and market access initiatives, data purchases, website and consulting fees, and facilities, travel, and other related operating expenses. We anticipate a significant increase in sales and marketing expenses for the foreseeable future to support the continued commercialization of the iLet and our future products.

General and Administrative

General and administrative expenses include personnel-related costs, including salaries, bonuses, stock-based compensation expense and benefits for our personnel in executive, legal, finance, accounting, human resources, information technology, quality assurance and other administrative functions, as well as expenses for patent filings, legal services, accounting and tax services, insurance, travel, facilities and depreciation. We expect these expenses to increase significantly as we continue operating as a public company, driven by higher professional services costs, director and officer insurance, investor and public relations activities and compliance with SEC and stock exchange listing requirements. We anticipate a significant increase in general and administrative expenses for the foreseeable future in order to continue to scale the business and support future demand.

Other Income (Expense)

Our other income (expense) consists of (i) interest income, (ii) other income (expense) and (iii) change in fair value of warrant liabilities.

Interest Income

Interest income consists of cash interest earned on our cash, cash equivalents and short-term and long-term investment balances.

Other Income (Expense)

Other income (expense) consists of miscellaneous income and expenses unrelated to our core operations.

Change in Fair Value of Warrant Liabilities

In connection with our February 2022 Series C preferred stock financing, we granted warrants (Series C Warrants) to certain investors to purchase additional shares of our Series C convertible preferred stock. In connection with our August 2023 Series D preferred stock financing, we granted warrants to certain investors to purchase shares of our Class B common stock (Class B Warrants, and together with the Series C Warrants, the Warrants). These Warrants were classified as liabilities on our balance sheet and initially recorded at fair value on the grant date. They are subsequently remeasured to fair value at the end of each reporting period through their exercise in January 2025. Changes in the fair value were recognized as a component of other income (expense), net. We continued to recognize changes in fair value of the warrant liabilities until the Warrants were exercised prior to the completion of our IPO. The Warrants are no longer outstanding. For additional information, see Part II. Item 8. Note 4 of our audited financial statements included elsewhere in this Annual Report.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Net sales	$100,251	$65,124	$35,127	54%
Cost of sales(1)	44,714	29,236	15,478	53%
Gross profit	55,537	35,888	19,649	55%
Operating expenses:
Research and development(1)	34,789	26,184	8,605	33%
Sales and marketing(1)	61,404	37,086	24,318	66%
General and administrative(1)	31,025	17,869	13,156	74%
Total operating expenses	127,218	81,139	46,079	57%
Loss from operations	(71,681)	(45,251)	(26,430)	58%
Other income (expense):
Interest income	10,932	3,909	7,023	*
Other expense	(1)	(2)	1	*
Change in fair value of warrant liabilities	(12,450)	(13,412)	962	*
Total other expense, net	(1,519)	(9,505)	7,986	*
Net loss	$(73,200)	$(54,756)	$(18,444)	34%

* Not meaningful

(1)
Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of sales	$542	$275
Research and development	3,205	1,144
Sales and marketing	4,625	1,661
General and administrative	8,012	3,304
Total stock-based compensation expense	$16,384	$6,384

Net Sales

Net sales for the year ended December 31, 2025 was $100.3 million, compared to $65.1 million for the year ended December 31, 2024. The increase in net sales of $35.2 million was primarily driven by higher sales volumes, reflecting an increase in the number of single-use products sold as a result of the expansion of our installed customer base and growth in new patient starts. The increase in net sales was driven predominantly by volume, with pricing and reimbursement changes having a limited impact on the year-over-year increase. For the year ended December 31, 2025, single-use products accounted for 47% of net sales, up from 25% for the year ended December 31, 2024. For the year ended December 31, 2025, there were 19,713 new patient starts, up from 12,994 for the year ended December 31, 2024.

For the year ended December 31, 2025, 76% of net sales were generated through the DME channel and 24% through the PBP channel, compared to 90% and 10%, respectively, for the year ended December 31, 2024. The shift toward the PBP channel was driven by expanded pharmacy benefit coverage, resulting in a larger percentage of new patient starts reimbursed through this channel.

Cost of Sales

Cost of sales for the year ended December 31, 2025 was $44.7 million, compared to $29.2 million for the year ended December 31, 2024. The $15.5 million increase was primarily driven by higher volumes of single-use products and iLets sold through the PBP channel.

Gross Profit and Margin

Gross profit for the year ended December 31, 2025 was $55.5 million, compared to $35.9 million for the year ended December 31, 2024. Gross margin was 55% for the year ended December 31, 2025, compared to 55% in the year ended December 31, 2024. The $19.6 million increase in gross profit was primarily driven by higher sales volume. Gross margin remained consistent year over year, as benefits from increased production scale and improved cost absorption were offset by a shift in revenue mix toward the PBP channel, which recognizes less revenue upfront compared to the DME channel.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025 were $34.8 million, compared to $26.2 million during the year ended December 31, 2024. This increase of $8.6 million was primarily attributable to a net increase of $5.4 million in payroll-related expenses, including stock-based compensation, driven by an increase in headcount focused on supporting our innovation activities. The remaining increase is attributable to materials and clinical trial related expenses incurred for the development of our patch pump, bihormonal system of the iLet and incremental software and product updates.

The table below summarizes the nature of research and development expense by major expense category:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
External research and development(1)	$5,573	$6,722	$(1,149)	(17)%
Internal research and development(2)	26,011	17,818	8,193	46%
Stock-based compensation	3,205	1,144	2,061	180%
Licensing fees and other	—	500	(500)	(100)%
Total research and development expense	$34,789	$26,184	$8,605	33%

(1)
External research and development costs primarily include expenses incurred with third parties such as clinical research organizations conducting the clinical trials and engineering and product development consulting services associated with our development of the iLet.
(2)
Internal research and development costs primarily include personnel-related expenses for research and development functions, excluding stock-based compensation and internal costs to manufacture product candidates before FDA marketing authorization, such as raw materials and internal facilities-related expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2025 were $61.4 million, compared to $37.1 million for the year ended December 31, 2024. This increase of $24.3 million was primarily attributable to an increase of $16.3 million in payroll-related expenses, including salaries and wages, sales incentive bonuses, and stock-based compensation, due to an increase in headcount of our sales force and customer care team in connection with the expansion of our sales territories within the United States. The remaining increase includes HCP-related marketing, training and travel-related expenses attributable to our continued efforts to grow our install base and support sales expansion.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 were $31.0 million, compared to $17.9 million for the year ended December 31, 2024. This increase of $13.1 million was primarily attributable to an increase of $7.1 million in payroll-related expenses, driven by an increase in headcount following our IPO as well as increased corporate bonus incentives provided to management level employees and stock-based compensation. The remaining increase is partially attributable to professional fees, including legal, recruiting, and accounting services, software-related expenses, non-recurring expenses related to FDA-compliance, and increased insurance premiums primarily related to operating as a public company.

Other Income (Expense)

Total other expense, net for the year ended December 31, 2025 was $1.5 million, compared to $9.5 million for the year ended December 31, 2024. This decrease of $8.0 million was attributable to a $7.0 million increase in interest income from our short-term and long-term investments due to the investment of our IPO proceeds during the first quarter of 2025 as well as a $1.0 million decrease in expense from the change in fair value of our warrant liabilities due to changes in inputs associated with the fair value measurement immediately prior to our IPO compared to December 31, 2024.

Selected Quarterly Financial Information

The following table sets forth our selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2025. The information for each of these quarters has been prepared in accordance with generally accepted accounting principles in the United States (GAAP), on a basis consistent with our audited consolidated financial statements included elsewhere in this Annual Report and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations for the periods presented, with the exception of Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), which is a non-GAAP financial measure discussed below. Our historical quarterly results are not necessarily indicative of the results that may be expected in the future and these quarterly results are not necessarily indicative of our operating results for a full year. The following quarterly financial information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

The following table sets forth our selected unaudited quarterly statements of operations data for the periods presented:

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
	(unaudited)
	(in thousands, except percentages)
Net sales	$17,639	$23,238	$27,253	$32,121
Cost of sales(1)	8,668	10,735	12,134	13,177
Gross profit	8,971	12,503	15,119	18,944
Gross margin	50.9%	53.8%	55.5%	59.0%
Operating expenses:
Research and development(1)	7,590	8,873	8,195	10,131
Sales and marketing(1)	13,402	15,623	16,045	16,334
General and administrative(1)	6,621	7,879	7,922	8,603
Total operating expenses	27,613	32,375	32,162	35,068
Loss from operations	(18,642)	(19,872)	(17,043)	(16,124)
Other income (expense):
Interest income	2,436	3,005	2,833	2,658
Other income (expense), net	—	(2)	1	—
Change in fair value of warrant liabilities	(12,450)	—	—	—
Total other income (expense), net	(10,014)	3,003	2,834	2,658
Net loss	$(28,656)	$(16,869)	$(14,209)	$(13,466)

Adjusted EBITDA	$(15,535)	$(14,526)	$(12,179)	$(10,512)

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(unaudited)
	(in thousands, except percentages)
Net sales	$12,933	$15,046	$16,705	$20,440
Cost of sales(1)	5,732	6,962	7,791	8,751
Gross profit	7,201	8,084	8,914	11,689
Gross margin	55.7%	53.7%	53.4%	57.2%
Operating expenses:
Research and development(1)	5,479	6,350	5,141	9,214
Sales and marketing(1)	7,663	8,974	9,645	10,804
General and administrative(1)	3,512	4,544	5,105	4,708
Total operating expenses	16,654	19,868	19,891	24,726
Loss from operations	(9,453)	(11,784)	(10,977)	(13,037)
Other income (expense):
Interest income	1,139	993	826	951
Other income (expense), net	4	(2)	(4)	—
Change in fair value of warrant liabilities	(4,139)	(3,670)	419	(6,022)
Total other income (expense), net	(2,996)	(2,679)	1,241	(5,071)
Net loss	$(12,449)	$(14,463)	$(9,736)	$(18,108)

Adjusted EBITDA	$(7,805)	$(9,985)	$(8,672)	$(11,254)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
	(unaudited)
	(in thousands)
Cost of sales	$106	$153	$140	$143
Research and development	502	924	893	886
Sales and marketing	801	1,314	1,273	1,237
General and administrative	1,395	2,408	2,172	2,037
Total stock-based compensation expense	$2,804	$4,799	$4,478	$4,303

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(unaudited)
	(in thousands)
Cost of sales	$71	$61	$69	$74
Research and development	263	287	294	300
Sales and marketing	288	390	472	511
General and administrative	735	762	1,141	666
Total stock-based compensation expense	$1,357	$1,500	$1,976	$1,551

The following table sets forth our selected unaudited quarterly key business metrics for the periods presented:

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
	(unaudited)
% of Total Net Sales:
Durable Medical Equipment (DME) Channel	78%	80%	77%	70%
Pharmacy Benefit Plan (PBP) Channel	22%	20%	23%	30%
Total	100%	100%	100%	100%

% of New Patient Starts (NPS) Reimbursed Through Pharmacy	Low 20s %	High 20s %	Low 30s %	Low 30s %

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(unaudited)
% of Total Net Sales:
Durable Medical Equipment (DME) Channel	94%	95%	87%	88%
Pharmacy Benefit Plan (PBP) Channel	6%	5%	13%	12%
Total	100%	100%	100%	100%

% of New Patient Starts (NPS) Reimbursed Through Pharmacy	Mid-single digit %	Mid-single digit %	High-single digit %	Low-teens %

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the eight quarters in the period ended December 31, 2025:

	Year Ended December 31,
	2025	2024
	(unaudited)
	(in thousands)
Net loss	$(73,200)	$(54,756)
Add:
Depreciation expense	1,573	1,151
Stock-based compensation expense	16,384	6,384
Interest income	(10,932)	(3,909)
Income tax expense	1	2
Litigation settlement and other related expense	410	—
Other non-recurring	562	—
Change in fair value of warrant liabilities	12,450	13,412
Adjusted EBITDA	$(52,752)	$(37,716)

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for each quarter of the year ended December 31, 2025:

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
	(unaudited)
	(in thousands)
Net loss	$(28,656)	$(16,869)	$(14,209)	$(13,466)
Add:
Depreciation expense	303	347	386	537
Stock-based compensation expense	2,804	4,799	4,478	4,303
Interest income	(2,436)	(3,005)	(2,833)	(2,658)
Income tax expense (benefit)	—	2	(1)	—
Litigation settlement and other related expense	—	200	—	210
Other non-recurring	—	—	—	562
Change in fair value of warrant liabilities	12,450	—	—	—
Adjusted EBITDA	$(15,535)	$(14,526)	$(12,179)	$(10,512)

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for each quarter of the year ended December 31, 2024:

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
	(unaudited)
	(in thousands)
Net loss	$(12,449)	$(14,463)	$(9,736)	$(18,108)
Add:
Depreciation expense	287	299	333	232
Stock-based compensation expense	1,357	1,500	1,976	1,551
Interest income	(1,139)	(993)	(826)	(951)
Income tax expense	—	2	—	—
Change in fair value of warrant liabilities	4,139	3,670	(419)	6,022
Adjusted EBITDA	$(7,805)	$(9,985)	$(8,672)	$(11,254)

Adjusted EBITDA is a key performance measure that we use to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes.

We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation expense, (ii) stock-based compensation expense, (iii) interest income, (iv) income tax expense (benefit), (v) litigation settlement and other related expense, and (vi) change in fair value of warrant liabilities.

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

Selected Quarterly Trends

Net sales

Net sales increased from the first quarter of 2025 to the fourth quarter of 2025, benefiting from favorable seasonality and continued growth in new patient starts, leading to higher net sales of both iLets and supplies. This followed a decline from the fourth quarter of 2024 to the first quarter of 2025, primarily due to seasonal factors. From the first quarter of 2024 through the fourth quarter of 2024, net sales steadily increased, driven primarily by growth in our installed customer base as more patients adopted the iLet. This expansion also contributed to higher recurring sales of single-use products, which are replaced every 2–3 days.

Cost of sales

Cost of sales increased from the first quarter of 2025 to the fourth quarter of 2025, largely due to increased volume, particularly in sales of iLets through the PBP channel, and higher product warranty costs. This followed a decline from the fourth quarter of 2024 to the first quarter of 2025, primarily due to product mix and lower volume due to seasonal factors. From the first quarter of 2024 through the fourth quarter of 2024, cost of sales steadily increased, reflecting higher iLet sales and a growing installed base, which drove increases in material cost and royalties expense.

Gross Margin

Gross margin improved from the first quarter of 2025 to the fourth quarter of 2025, reflecting higher sales volumes and improved manufacturing cost absorption. Margins also strengthened as production volumes increased and fixed costs were absorbed more efficiently. Gross margin decreased from the fourth quarter of 2024 to the first quarter of 2025 driven by lower volume and a shift in channel mix of new patient starts toward the PBP channel—which recognizes less revenue upfront compared to the DME channel. Prior to that, gross margin increased from the first quarter of 2024 to the fourth quarter of 2024 due to higher sales volumes and improved manufacturing cost absorption. PBP-reimbursed patient starts represented a low-30% share of new patients in the third and fourth quarter of 2025, compared to the high-20% range in the second quarter of 2025, the low-20% range in the first quarter of 2025, and the low-teens in the fourth quarter of 2024. Although the mix shift toward the PBP channel continues, the adverse margin impact was more than offset by higher unit volumes and improved manufacturing efficiencies during the period.

Operating expenses

Our quarterly research and development expenses increased in all periods presented, except the third quarters of 2024 and 2025 and the first quarter of 2025, primarily due to increases in payroll-related expenses, materials and clinical trial related expenses incurred to support our continued research and development efforts to enhance our existing product and develop new products.

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

Adjusted EBITDA

Adjusted EBITDA improved from the first quarter of 2025 to the fourth quarter of 2025 due to higher revenue, improved margins, and increased operating leverage despite continued headcount increases. The decline from the third quarter of 2024 to the first quarter of 2025 was primarily driven by product mix, lower volume due to seasonal factors as well as a $3.0 million milestone payment made to Xeris in the fourth quarter of 2024 for the achievement of certain developmental milestones. Adjusted EBITDA improved from the second quarter of 2024 to the third quarter of 2024 due to favorable timing of research and development expenses. Adjusted EBITDA declined from the first quarter of 2024 to the second quarter of 2024 primarily due to increases in sales and marketing and research and development expenses.

Key Business Metrics

We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, although we may change our key business metrics or how we present our key business metrics from time to time.

We believe that the following metrics are representative of our current business:

	Year Ended December 31,
	2025	2024
New patient starts	19,713	12,994
New patient starts from MDI as a percentage of total new patient starts	70%	69%
Installed customer base	35,011	15,298

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

In the year ended December 31, 2025, a high-twenties percentage of our new patient starts were reimbursed through the PBP channel. In the year ended December 31, 2024, a high-single digit percentage of our new patient starts were reimbursed through the PBP channel. The increase in new patient starts through the PBP channel reflects enhanced formulary access and broader pharmacy coverage for iLet. These improvements are primarily attributable to the execution of contracts with key PBMs.

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

To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock, raising an aggregate of approximately $356.6 million of gross proceeds, including net proceeds of approximately $101.7 million from the issuance and sale of our Series D convertible preferred stock in August 2023 and approximately $59.7 million from the issuance and sale of our Series E convertible preferred stock in November 2024. In January 2025, we completed our IPO and a concurrent private placement, pursuant to which we received aggregate net proceeds of approximately $190.4 million and approximately $15.6 million, respectively, in each case after deducting underwriting discounts, commissions, and other offering expenses. We have also received payments in connection with collaboration agreements and government grants, receiving $6.1 million to date from these types of arrangements, as well as from the sale of the iLet and single-use products utilized with the iLet from our contracts with customers. As of December 31, 2025, we had cash and cash equivalents and short-term and long-term investments of $264.7 million.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(50,925)	$(48,273)
Net cash used in investing activities	(162,805)	(3,476)
Net cash provided by financing activities	214,874	55,615
Net increase in cash, cash equivalents and restricted cash	$1,144	$3,866

Operating Activities

Net cash used in operating activities was $50.9 million for the year ended December 31, 2025, compared to $48.3 million the year ended December 31, 2024. The increase in net cash used in operating activities was primarily driven by an increase of $18.4 million in net loss year over year. This was partially offset by an increase in non-cash charges of $12.7 million, primarily attributable to changes in fair value of our warrant liabilities and higher stock-based compensation expense due to increased headcount to support innovation activities, the expansion of our sales territories and our business operations as a public company. Working capital to support the growth of our commercial operations required cash of $9.9 million in 2025, compared to $12.1 million in 2024. The working capital outflow in 2025 was primarily driven by a $9.9 million increase in inventories, reflecting higher production levels to support anticipated future demand as commercial sales continue to grow, a $5.8 million increase in prepaid expenses and other current assets attributable to directors and officers insurance premiums, prepaid material components, and software license renewals, and a $5.2 million increase in accounts receivable due to higher sales volume. These cash requirements were offset by a $6.6 million increase in accrued expenses and other current liabilities primarily due to the payout of the 2024 corporate bonus offset by the twelve months of accrual for 2025 corporate bonus based on company goals, a $2.1 million increase to accounts payable due to the timing of vendor payments, and a $2.0 million increase in deferred revenue due to an increase in sales and unsatisfied performance obligations.

Investing Activities

Net cash used in investing activities increased to $162.8 million for the year ended December 31, 2025 compared to $3.5 million for the year ended December 31, 2024. The increase in net cash used in investing activities was primarily driven by the investment of net proceeds from our IPO in January 2025. The Company used $282.0 million in purchases of short-term investments and $45.5 million in purchases of long-term investments during 2025, partially offset by $170.0 million in proceeds from maturities and redemptions of short-term investments. Capital expenditures increased modestly to $5.3 million in 2025 compared to $3.4 million in 2024, reflecting continued investment in property and equipment for additional manufacturing equipment to support commercial growth.

Financing Activities

Net cash provided by financing activities was $214.9 million for the year ended December 31, 2025 compared to $55.6 million for the year ended December 31, 2024. The increase in net cash provided by financing activities was primarily driven by the completion of the Company’s IPO in January 2025. During 2025, financing activities primarily consisted of $195.4 million in net proceeds from the IPO, $15.6 million in proceeds from the private placement, and $4.8 million from stock option exercises. By comparison, financing activities in 2024 primarily consisted of $59.7 million from the issuance and sale of shares of our Series E convertible preferred stock, offset by $4.1 million in payments of deferred offering costs associated with our IPO.

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
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•
the impact of geopolitical and macroeconomic events, including tariffs or other trade measures, future bank failures, increased geopolitical tensions and conflict, global pandemics, global economic conditions including changes in monetary and fiscal policy, U.S. political developments and other sources of instability that may impact our ability to access capital on acceptable terms, if at all.

Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term and long-term investments, as well as cash generated from sales of our products, will be sufficient to fund our projected operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect and we may seek additional capital to support future growth initiatives.

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

Contractual Obligations and Other Commitments

Leases

We have entered into various non-cancelable operating leases for certain office, laboratory and manufacturing space. The leases have varying initial lease terms of approximately 1-6 years. For additional information, see Note 17 to our audited financial statements included elsewhere in this Annual Report.

Research and Development Costs

In May 2024, in connection with research and development activities, we entered into an exclusive worldwide License and Collaboration Agreement with Xeris which contains a number of contractual obligations. In consideration for the licenses and other rights granted to us under the License and Collaboration Agreement, we paid Xeris a one-time, non-refundable payment of $0.5 million and a one-time, non-refundable milestone payment of $3.0 million for the achievement of certain developmental milestones. In connection with entering into Phase 2 of the collaboration, we ordered and paid for clinical material totaling $0.9 million. In connection with entering into Phase 3 of the collaboration, we expect to incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling $5.1 million. As of December 31, 2025, we have completed payments totaling $4.0 million. The payments were initially recognized in prepaid expense and other current assets in the balance sheets and a portion of the payment was expensed to research and development related to the services completed. In addition, we are required to pay tiered royalties of low double-digit percentages based on net sales of glucagon products, subject to certain reductions. We may continue to incur costs as we progress into Phase 2 and Phase 3 clinical trials. For additional information, see the section under Part I. Item 1. “Business—License and Collaboration Agreements.”

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

Stock-Based Compensation

We measure stock-based awards granted to employees, non-employees and directors based on their fair value on the date of the grant. The fair value of stock options is estimated using the Black-Scholes option pricing model, while the fair value of restricted stock units (“RSUs”) is based on the closing price of our common stock on the grant date. Stock-based compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award for employees and directors and the period during which services are performed for non-employees. Stock-based compensation expense for non-employee awards is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally the vesting period of the award. We have issued awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We have not issued any stock-based awards with performance-based or market-based vesting conditions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financing reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management assessed the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s assessment of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a written code of business conduct and ethics (“Code of Ethics”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A copy of our Code of Ethics is available on the Leadership & Governance section of the Investors section of our website, www.betabionics.com. We intend to disclose on our website or by filing a Current Report on Form 8-K any future amendments of our Code of Ethics or waivers that exempt any of the principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in our Code of Ethics. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report.

The information required by this item that is not set forth above will be set forth in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (“Proxy Statement”), under the sections headed “Proposal 1: Election of Directors,” “Executive Officers,” “Delinquent Section 16(A) Reports” and “Insider Trading Policy,” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth in our Proxy Statement, under the sections headed “Executive and Director Compensation” and “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to Release of Material Nonpublic Information,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement, under the sections headed “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement, under the sections headed “Proposal 1: Election of Directors” and “Certain Relationships and Related Person Transactions,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in our Proxy Statement, under the section headed “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Beta Bionics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Beta Bionics, Inc.(the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

February 24, 2026

BETA BIONICS, INC.

BALANCE SHEETS

(In thousands, except number of shares)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$31,576	$30,432
Restricted cash, current	100	—
Short-term investments	187,549	73,143
Accounts receivable, net	17,118	11,996
Inventories	21,722	13,320
Prepaid expenses and other current assets	9,840	4,032
Total current assets	267,905	132,923
Property and equipment, net	8,600	4,776
Operating lease right-of-use asset	6,627	6,645
Restricted cash, noncurrent	—	100
Deferred offering costs	—	5,051
Long-term investments	45,431	—
Other long-term assets	180	150
Total assets	328,743	$149,645

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,998	$2,852
Accrued expenses and other current liabilities	22,431	15,828
Operating lease liabilities	1,938	1,529
Deferred revenue	1,557	939
Total current liabilities	30,924	21,148
Operating lease liabilities, net of current portion	5,365	5,726
Deferred revenue, net of current portion	3,297	1,860
Warrant liabilities	—	44,898
Other long-term liabilities	1,547	—
Total liabilities	41,133	73,632
Commitments and contingencies (Note 18)
Convertible preferred stock (Series A, A-2, B, B-2, C, D and E), par value of $0.0001 per share; no and 34,966,547 shares authorized at December 31, 2025 and December 31, 2024, respectively; no and 17,228,954 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively; liquidation preference of $0 and $355,162 at December 31, 2025 and December 31, 2024, respectively	—	321,373
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized; 44,360,873 and 6,667,793 issued and outstanding at December 31, 2025 and 2024, respectively	4	1
Additional paid-in capital	657,140	51,311
Accumulated other comprehensive income	403	65
Accumulated deficit	(369,937)	(296,737)
Total stockholders’ equity (deficit)	287,610	(245,360)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$328,743	$149,645

The accompanying notes are an integral part of these financial statements.

BETA BIONICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except number of shares and per share data)

	Year Ended December 31,
	2025	2024
Net sales	$100,251	$65,124
Cost of sales	44,714	29,236
Gross profit	55,537	35,888
Operating expenses:
Research and development	34,789	26,184
Sales and marketing	61,404	37,086
General and administrative	31,025	17,869
Total operating expenses	127,218	81,139
Loss from operations	(71,681)	(45,251)
Other income (expense):
Interest income	10,932	3,909
Other expense	(1)	(2)
Change in fair value of warrant liabilities	(12,450)	(13,412)
Total other expense, net	(1,519)	(9,505)
Net loss	$(73,200)	$(54,756)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term and long-term investments	338	(72)
Comprehensive loss	$(72,862)	$(54,828)
Net loss per share attributable to common stockholders, basic and diluted	$(1.81)	$(8.60)
Weighted-average common shares outstanding, basic and diluted	40,529,051	6,365,064

The accompanying notes are an integral part of these financial statements.

BETA BIONICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except number of shares)

						Accumulated		Total
	Convertible				Additional	Other		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2023	12,876,561	$261,713	6,021,327	$1	$26,421	$137	$(229,664)	$(203,105)
Adoption of ASU 2020-06	—	—	—	—	12,317	—	(12,317)	—
Common B warrant exercises	—	—	634,513	—	6,100	—	—	6,100
Issuance of Series E preferred stock, net of issuance costs of $340	4,352,393	59,660	—	—	—	—	—	—
Stock option exercises	—	—	11,953	—	89	—	—	89
Stock-based compensation expense	—	—	—	—	6,384	—	—	6,384
Unrealized loss on short-term investments	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	(54,756)	(54,756)
Balance at December 31, 2024	17,228,954	$321,373	6,667,793	$1	$51,311	$65	$(296,737)	$(245,360)
Conversion of convertible preferred stock into common stock on initial public offering	(17,228,954)	(321,373)	19,827,003	2	321,371	—	—	321,373
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs of $21.7 million	—	—	12,475,000	1	190,378	—	—	190,379
Issuance of common stock under private placement offering, net of offering costs of $1.4 million	—	—	1,000,000	—	15,591	—	—	15,591
Reclassification of convertible preferred stock and common stock warrants into common stock upon initial public offering	—	—	3,369,473	—	57,348	—	—	57,348
Vesting of restricted stock units	—	—	275,919	—	—	—	—	—
Stock option exercises	—	—	745,685	—	4,757	—	—	4,757
Stock-based compensation expense	—	—	—	—	16,384	—	—	16,384
Unrealized gain on short-term and long-term investments	—	—	—	—	—	338	—	338
Net loss	—	—	—	—	—	—	(73,200)	(73,200)
Balance at December 31, 2025	—	$—	44,360,873	$4	$657,140	$403	$(369,937)	$287,610

The accompanying notes are an integral part of these financial statements.

BETA BIONICS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(73,200)	$(54,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,573	1,151
Provision for expected credit losses	40	70
Stock-based compensation expense	16,384	6,384
Net provision for excess and obsolete inventory	1,478	(636)
Change in fair value of warrant liabilities	12,450	13,412
Accretion of discount on short-term investments	(2,054)	(2,905)
Amortization of premium on long-term investments	63	—
Amortization of operating lease right-of-use asset	1,302	1,132
Loss on disposal of property and equipment	31	23
Changes in operating assets and liabilities:
Accounts receivable	(5,162)	(7,618)
Inventories	(9,880)	(11,439)
Prepaid expenses and other current assets	(5,808)	(2,849)
Other long-term assets	(30)	(29)
Accounts payable	2,098	1,515
Accrued expenses and other current liabilities	7,424	6,838
Other long-term liabilities	1,547	—
Operating lease liability	(1,236)	(1,023)
Deferred revenue	2,055	2,457
Net cash used in operating activities	(50,925)	(48,273)
Cash flows from investing activities:
Purchases of short-term investments	(282,035)	(72,131)
Purchases of long-term investments	(45,473)	—
Proceeds from maturities and redemptions of short-term investments	170,000	72,000
Proceeds on disposal of property and equipment	—	50
Purchases of property and equipment	(5,297)	(3,395)
Net cash used in investing activities	(162,805)	(3,476)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of underwriting discounts, commissions and issuance costs	194,526	—
Proceeds from the issuance of common stock from private placement, net of issuance costs	15,591	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	59,660
Payments for deferred offering costs	—	(4,147)
Proceeds from stock option exercises	4,757	89
Proceeds from common stock warrants exercise	—	13
Net cash provided by financing activities	214,874	55,615
Net increase in cash, cash equivalents and restricted cash	1,144	3,866
Cash, cash equivalents and restricted cash at beginning of period	30,532	26,666
Cash, cash equivalents and restricted cash at end of period	$31,676	$30,532

Supplemental disclosure of non-cash investing and financing information:
Deferred offering costs included in accrued expenses	$—	$862
Reclassification of long-term investments to short-term investments	$171,104	$—
Conversion of convertible preferred stock upon initial public offering	$321,373	$—
Conversion of warrants net exercise upon initial public offering	$57,348	$—
Reclassification of deferred offering costs to equity upon initial public offering	$5,051	$—
Operating lease right-of-use asset obtained in exchange for operating lease obligations	$1,284	$4,055
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$31,576	$30,432
Restricted cash	100	100
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,676	$30,532

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

The Company’s product, the iLet Bionic Pancreas (“iLet”), was cleared by the U.S. Food and Drug Administration (“FDA”) for the treatment of type 1 diabetes (“T1D”) in adults and children six years of age and older in May 2023, and it began commercializing the iLet in the United States in May 2023. The iLet utilizes an adaptive closed-loop insulin dosing algorithm designed to automate insulin delivery without requiring users to manually calculate insulin doses.

From its inception to December 31, 2025, the Company has devoted substantially all of its resources to organizing and staffing the Company, business planning, capital raising, establishing and engaging in collaborations, performing research and development, advancing and scaling up manufacturing capabilities, commercializing its products, establishing a sales infrastructure and providing general and administrative support for these activities. The Company’s operations to date have been funded primarily through the issuance and sale of convertible preferred stock and sales of the iLet and single-use products.

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

The Reverse Stock Split became effective on January 21, 2025. Accordingly, all share and per share data included for all periods presented in these financial statements and the accompanying notes have been adjusted retroactively to reflect the impact of the Reverse Stock Split.

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

2.
Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, certain judgments regarding revenue recognition, inventory valuation, valuation of common stock and stock-based awards, and convertible preferred stock and common stock warrants. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and all highly liquid investments purchased with original maturities of three months or less. Restricted cash relates to a letter of credit maintained in connection with the

Company’s lease agreement entered into in May 2019. The Company is required to maintain a letter of credit in the amount of $0.1 million for the benefit of the landlord. The lease is expected to expire within the next twelve months, at which time the letter of credit is expected to be released. As of December 31, 2025 and 2024, this amount was guaranteed by a deposit in a money market fund and classified as restricted cash on the balance sheets.

Short-Term Investments

In accordance with ASC 320, Investments – Debt Securities, the Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity (deficit) and as a component of other comprehensive loss within the statements of operations and comprehensive loss. The Company determines realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the statements of operations and comprehensive loss. The Company periodically evaluates its short-term investments for credit losses, considering the significance of the decline in value and the market and economy in general. The Company has not recognized any impairment losses related to its short-term investments during the years ended December 31, 2025 and 2024. All short-term investments are classified as current based on the nature of the investments and their availability for use in current operations.

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

The Company’s cash equivalents, restricted cash, short-term investments and long-term investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The carrying value and estimated fair value of certain of the Company’s common stock and preferred stock warrants were determined using the Black-Scholes pricing model as of the balance sheet date (see Note 4). The fair values of the Company’s accounts receivables, accounts payable and accrued expenses approximate their carrying values due to the short-term nature of these assets and liabilities.

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

The Company is exposed to concentration risk as it relates to its customers. The following table summarizes the percentages of total sales and accounts receivable, net for customers who accounted for 10% or more of the respective amounts for the periods presented:

	Net Sales		Accounts Receivable, net
	Year Ended December 31,		December 31,	December 31,
	2025	2024	2025	2024
Distributor A	13.8%	12.8%	14.7%	13.7%
Distributor B	12.9%	18.3%	*	13.3%
Distributor C	10.8%	11.6%	*	10.6%
Distributor D	12.0%	16.3%	*	13.0%
Distributor E	*	*	14.0%	14.8%
Distributor F	*	*	19.4%	*
Distributor G	13.2%	*	10.9%	*
Distributor H	11.7%	*	16.0%	*

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

Valuation of Inventories

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

Impairment of Long-lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates long-lived assets to be held and used for potential impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. The Company did not recognize any impairment losses during the years ended December 31, 2025 or 2024.

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

The Company’s leases have initial lease terms of approximately one to six years, with some including options to extend for up to five additional years. If a lease includes options to extend the lease term, the Company only includes the periods it is reasonably certain to exercise as of the lease commencement date. The decision to exercise of lease renewal options is at the Company’s sole discretion. Variable lease costs, including maintenance and utilities, real estate taxes, and insurance are expensed as incurred and excluded from the measurement of the lease liability. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Leases with an initial term of 12 months or less are expensed and not recorded on the balance sheet. The Company’s leases provide for fixed rental payments with annual rent escalations. The Company does not have any leases that are classified as financing leases.

Deferred Offering Costs

The Company capitalized as deferred offering costs all direct and incremental legal, professional, accounting and other third-party fees incurred in connection with the Company’s IPO. As of December 31, 2025, the Company did not have a balance in deferred offering costs. As of December 31, 2024, the Company had $5.1 million in deferred offering costs, of which $0.9 million were in accrued expenses. The deferred offering costs were offset against the IPO proceeds upon the closing the IPO in January 2025 (see Note 1).

Long-Term Investments

Long-term investments include U.S. Treasury notes with maturities of 12 months or more. The Company classifies its U.S. Treasury securities as available-for-sale and carries them at fair value. If a U.S. treasury note has an unrealized loss and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company will record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security. The Company has not recognized any impairment losses related to its long-term investments during the years ended December 31, 2025 and 2024. All long-term investments are classified as noncurrent based on the nature of the investments.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters. The Company records accruals for those loss contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company does not recognize gain contingencies until realized. As of December 31, 2025 and 2024, no liabilities were recorded for loss contingencies (see Note 18).

Warrant Liabilities

Preferred Stock Warrants

Prior to the IPO, the Company classified warrants to purchase its Series C Preferred Stock as a liability on the balance sheets as these warrants are freestanding financial instruments that are exercisable for preferred stock that is contingently redeemable outside of the Company’s control (see Note 4).

In connection with the completion of the IPO, all outstanding preferred stock warrants were exercised or otherwise extinguished. As a result, there were no preferred stock warrants outstanding or recorded as warrant liabilities as of December 31, 2025.

Common Stock Warrants

Prior to the IPO, the Company classified warrants to purchase Class B common stock issued in connection with its Series D Preferred Stock financing as a liability on the balance sheets as these warrants are freestanding financial instruments that are not indexed to the Company’s common stock (see Note 4).

In connection with the completion of the IPO, all outstanding common stock warrants were exercised or otherwise extinguished. Accordingly, there were no common stock warrant liabilities outstanding as of December 31, 2025.

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

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a total company basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The measure of segment assets is presented as total assets on the balance sheets. The Company has concluded that gross profit and net income (loss) are the primary measures of segment profit or loss used by the CODM. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on net income (loss) as reported in the statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein. During the years ended December 31, 2025 and 2024, the Company did not generate any international revenues and the Company did not have a material amount of assets located outside of the United States.

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

Variable Consideration

The amount of variable consideration that is included in the transaction price is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company estimates reductions to revenues for rebates paid to pharmacy benefit managers (“PBM”). Rebates are based on contractual arrangements, which may vary by customer. The estimates are based on products sold, historical experience, trends, specific known market events and, as available, channel inventory data. Provisions for rebates and patient assistance are accounted for as a reduction of sales when revenue is recognized and are included within accrued expenses and other current liabilities within the balance sheets. Provisions for chargebacks are accounted for as a reduction of sales when revenue is recognized and are included as a reduction of accounts receivable, net within the balance sheets, as the right of offset exists. If the actual amounts of consideration that the Company receives differ from estimates, the Company adjusts these estimates, which affects reported revenue, in the period that such variances become known or at the end of each reporting period. Actual rebates and chargebacks have not differed materially from estimated amounts recorded in the accompanying financial statements.

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

Reconciliations of the changes in the Company’s product warranty liability, which is included in accrued expenses and other current liabilities and other long-term liabilities, were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Product warranty liability at beginning of period	$657	$22
Warranty expense	4,537	1,689
Warranty fulfillment	(2,040)	(1,054)
Product warranty liability at end of period	$3,154	$657

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

Stock-Based Compensation

The cost of a stock-based award is measured at the grant date based on the estimated fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period of the award. Forfeitures of awards are recognized as they occur. The fair value of RSUs is based on the closing price of our common stock on the grant date. The fair value of stock options is estimated using the Black- Scholes option pricing model, which requires the input off subjective assumptions, including the fair value of the underlying Class B common stock, expected volatility, expected term, risk-free interest rate, and expected dividend yield. As the Company’s common stock only recently became publicly traded in January 2025, there is limited historical trading data to estimate expected volatility. Accordingly, the expected volatility was derived from the average historical volatilities of several comparable public companies within the Company’s industry over a period equivalent to the expected term of the stock-based awards. Due to the lack of historical exercise history, the expected term of the Company’s stock options is determined using the “simplified” method. The risk-free interest rate is rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to expected term of the stock options. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Prior to the IPO, the fair value of Class B common stock underlying the Company’s stock options was estimated by the Board, which considered, among other things, valuations of the Company’s common stock. For stock options granted subsequent to the Company’s IPO, the fair value of the underlying common stock is based on the closing market price of the Company’s publicly traded common stock on the date of grant.

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

Comprehensive Income (Loss)

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders, including unrealized gains and losses on marketable securities. For the year ended December 31, 2025 and 2024, the unrealized gain (loss) on short-term and long-term investments, approximately $0.3 million and $(0.1) million, respectively, was recorded in other comprehensive income (loss).

Net Loss Per Share

The holders of Class A common stock, Class B common stock and Class C common stock participate in earnings and losses equally on a per share basis, as if all shares of common stock were of a single class. Therefore, undistributed earnings and losses are allocated on a proportionate basis and the resulting loss per share will be the same for Class A common stock, Class B common stock, and Class C common stock on an individual or combined basis. Subsequent to the Company’s IPO, all outstanding shares of Class A, Class B and Class C common stock were converted into a single class of common stock.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard retrospectively for the period ending December 31, 2025. The adoption impacted the disclosures and did not impact the financial statements.

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

During the year ended December 31, 2025 and 2024, the Company’s revenues were predominantly generated from sales of the iLet. The iLet requires the use of separately purchased single-use products which include cartridges for storing and delivering insulin, and infusion sets that connect the iLet to the user’s body. These single-use products generate recurring revenue for the Company, as these are typically replaced by the end-user every 2-3 days or as directed by a healthcare provider.

The Company’s customers are distributors and pharmacies who sell these products to insulin-requiring PWD, through the durable medical equipment (“DME”) and the pharmacy benefit plan (“PBP”) reimbursement channels, which entail differing payment outlays. For the year ended December 31, 2025 and 2024, the majority of the Company’s sales were through the DME channel.

The following table summarizes the Company’s disaggregated revenues:

	Year Ended December 31,
	2025	2024
	(in thousands)
DME channel
iLet(1)	$52,055	$46,617
Single-use products	23,765	12,189
Total DME channel	75,820	58,806

PBP channel
iLet(1)	692	2,099
Single-use products	23,739	4,219
Total PBP channel	24,431	6,318
Total net sales	$100,251	$65,124

(1)
iLet includes the over-time recognition software updates and mobile app access.

The Company recognizes revenue at a point in time once control has transferred to the customer, as well as over time for performance obligation to provide ongoing services such as unspecified software updates. Revenue recognized during the year ended December 31, 2025 that was included in the deferred revenue balance as of December 31, 2024 was approximately $0.8 million.

At December 31, 2025 and 2024, $4.9 million and $2.8 million, respectively, was allocated to performance obligations that were not yet satisfied and is recorded in deferred revenue on the balance sheet. These are primarily associated with the unspecified software updates promised to users and the user’s access to the mobile application. At December 31, 2025 and 2024, of the performance obligations not yet satisfied, $1.6 million and $0.9 million, respectively, is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized thereafter.

4.
Financial Instruments and Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements at
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents:
Money market fund	$26,249	$—	$—	$26,249
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury bills	187,549	—	—	187,549
Long-term investments
U.S. Treasury notes	45,431	—	—	45,431
Total assets	$259,329	$—	$—	$259,329

	Fair Value Measurements at
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents:
Money market fund	$27,107	$—	$—	$27,107
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury bills	73,143	—	—	73,143
Total assets	$100,350	$—	$—	$100,350
Liabilities
Series C warrant liabilities	$—	$—	$9,935	$9,935
Common B warrant liabilities	—	—	34,963	34,963
Total liabilities	$—	$—	$44,898	$44,898

Money market funds and U.S. Treasury bills were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the years ended December 31, 2025 and 2024. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the years ended December 31, 2025 and 2024.

Warrant Liabilities

In connection with the August 2023 Series D Preferred Stock financing (see Note 11), the Company granted warrants to purchase up to 4,302,009 shares of Common B common stock equal to 70% of the shares of Series D Preferred Stock purchased by the purchaser at an exercise price of $0.02 per share and expire on the earliest to occur of (i) August 28, 2033, (ii) immediately prior to the sale of the Company or a transaction that qualifies as a Deemed Liquidation Event (as defined in the Company’s certificate of incorporation) or (iii) immediately prior to the consummation of a qualifying IPO or a SPAC Transaction (as defined in the Company’s certificate of incorporation). The Common B warrants have been recorded as a liability as they represent freestanding financial instruments that are not indexed to the Company’s common stock and are required to be remeasured to fair value at each reporting date. Additionally, the Common B warrants do not meet the definition of a derivative.

In connection with the February 2022 Series C Preferred Stock financing (see Note 11), the Company granted warrants to purchase up to 520,490 shares of Series C Preferred Stock at a price per share equal to $0.02 and with a term ending on the earliest to occur of (i) February 16, 2032, (ii) immediately prior to the sale of the Company or a transaction that qualifies as a Deemed Liquidation Event or (iii) immediately prior to the consummation of a qualifying IPO or a SPAC Transaction. As the warrants are exercisable for preferred stock that is contingently redeemable outside of the Company’s control, the warrants have been recorded as a liability and are required to be remeasured to fair value at each reporting date.

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

The following table presents the assumptions used in the Black-Scholes option pricing model to determine the fair value of the common stock warrant liabilities as of the date of issuance and as of December 31, 2024:

December 31, 2024
Fair value of Class B common stock	$13.08
Strike price	$0.02
Risk-free interest rate	4.53%
Expected term (in years)	8.70
Expected volatility	75.77%
Expected dividend yield	0%

The Company recognizes changes in the fair value of the warrant liabilities as a component of other income (expense) in its statements of operations and comprehensive loss. The Company recognized changes in the fair value of the warrant liabilities through December 31, 2024, and up until immediately prior to the net exercise of the warrants, which took place concurrently with the IPO on January 31, 2025 (see Note 1).

Upon the closing of the IPO, the Company revalued the convertible preferred stock warrants and common stock warrants and reclassified the liability to stockholders’ equity (deficit). As the warrants were net exercised at the IPO, they are no longer outstanding.

A reconciliation of the Level 3 warrant liabilities is as follows:

Series C Warrant Liability
(in thousands)
Balance at December 31, 2023	$9,447
Change in fair value	488
Balance at December 31, 2024	9,935
Change in fair value	1,929
Net exercise and conversion into common stock upon closing of IPO	(11,864)
Balance at December 31, 2025	$—

Common B Warrant Liability
(in thousands)
Balance at December 31, 2023	$28,126
Change in fair value	6,837
Balance at December 31, 2024	34,963
Change in fair value	10,521
Net exercise and conversion into common stock upon closing of IPO	(45,484)
Balance at December 31, 2025	$—

5.
Short-Term and Long-Term Investments

The following represents a summary of the estimated fair value of short-term and long-term investments at December 31, 2025 and 2024:

	Fair Value Measurements at
	December 31, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury bills	$187,167	$382	$—	$187,549
Long-term investments
U.S. Treasury notes	45,411	20	—	45,431
Total	$232,578	$402	$—	$232,980

	Fair Value Measurements at
	December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury bills	$73,078	$65	$—	$73,143
Total	$73,078	$65	$—	$73,143

The following represents the contractual maturities of available-for-sale debt securities as of December 31, 2025:

	Fair Value Measurements at
	December 31, 2025
	Years to Maturity
	Within One	One to Two	More Than Two	Estimated
	Year	Years	Years	Fair Value
	(in thousands)
U.S. Treasury bills	$187,549	$—	$—	$187,549
U.S. Treasury notes	—	45,431	—	45,431
Total	$187,549	$45,431	$—	$232,980

6.
Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Accounts receivable	$17,274	$12,112
Less: allowance for credit losses	(156)	(116)
Accounts receivable, net	$17,118	$11,996

Accounts receivable are stated at the amount expected to be collected. The allowance for credit losses reflects expected losses on accounts receivable based primarily on historical experience and customer credit quality. The allowance for credit losses and related write-offs were not material for the years ended December 31, 2025 and 2024.

7.
Inventories

Inventories consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Raw materials	$8,556	$6,737
Work in process	2,750	637
Finished goods	10,416	5,946
Total inventories	$21,722	$13,320

8.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Prepaid expenses	$7,064	$2,982
Interest receivable	2,511	233
Income tax receivable and other current assets	265	817
Prepaid expenses and other current assets	$9,840	$4,032

9.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Manufacturing equipment	$9,247	$6,252
Leasehold improvements	830	810
Furniture	939	924
Computer equipment	—	308
Construction in progress	3,339	1,735
Total cost	14,355	10,029
Less: Accumulated depreciation and amortization	(5,755)	(5,253)
Property and equipment, net	$8,600	$4,776

Depreciation expense was $1.6 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Employee compensation and benefits	$12,656	$9,942
Sales returns, rebates and patient assistance	3,161	1,502
Inventory in transit	1,961	530
Professional fees	1,713	2,119
Warranty	1,607	657
Royalties	1,005	741
Other	328	337
Accrued expenses and other current liabilities	$22,431	$15,828

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

From August to September 2023, the Company issued and sold 6,145,740 shares of Series D Preferred Stock, at a price of $16.55 per share, for gross proceeds of $101.7 million. The Company incurred issuance costs in connection with this transaction of $0.7 million. Each purchaser of the Series D Preferred Stock also received warrants to purchase up to a certain number of shares of Class B common stock equal to 70% of the shares of Series D Preferred Stock purchased by the purchaser. The Common B warrants are exercisable at any time, at an exercise price of $0.02 per share (subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization) and expire on the earliest to occur of (i) August 28, 2033, (ii) immediately prior to the sale of the Company or a transaction that qualifies as a Deemed Liquidation Event as described below or (iii) immediately prior to the consummation of a qualifying IPO or a SPAC Transaction. The Series D Preferred Stock has an Original Issue Price and Conversion Price (each as defined in the Company’s certificate of incorporation) per share of $16.55.

As part of the Series E Preferred Stock issuance, the Company increased the number of shares of Class B common stock authorized for issuance from 65,000,000 shares to 70,000,000 shares and increased the number of shares of preferred stock authorized for issuance from 26,434,390 shares to 34,966,547 shares, of which 8,574,227 shares were designated as Series E Preferred Stock.

As of 12/31/2024, Preferred Stock consisted of the following:

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

Common stock reserved for future issuance consists of the following:

	December 31,
	2025	2024
Convertible preferred stock	—	19,827,003
Common stock options granted and outstanding	6,453,036	5,667,555
RSUs outstanding	753,885	—
Shares available for issuance under the 2016 Stock Incentive Plan	—	1,600,371
Shares available for issuance under the 2025 Stock Incentive Plan	4,136,115	—
Shares available for issuance under the ESPP	410,000	—
Total common stock reserved for future issuance	11,753,036	27,094,929

On January 31, 2025, the Company completed its IPO and as a result, all 6,671,174 shares of Class A, Class B, and Class C Common Stock were converted into an equal number of shares of common stock, and all outstanding shares of convertible preferred stock were converted into shares of common stock in accordance with the certificate of incorporation. Following the IPO, the Company amended and restated its certificate of incorporation to authorize a single class of common stock. See Note 1 for further details.

As of December 31, 2025, the Company had 700,000,000 shares of common stock authorized, par value $0.0001 per share, of which 44,360,873 shares were issued and outstanding. As of December 31, 2024, the Company was authorized to issue 75,886,910 shares of common stock, par value $0.0001 per share, consisting of Class A, Class B, and Class C common stock, of which 6,667,793 shares were issued and outstanding.

13.
Stock-Based Compensation

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan, as amended (the “2016 Plan”), provides for the Company to grant stock options and restricted stock awards to employees, officers, directors and consultants of the Company. The 2016 Plan is administered by the Board or, at the discretion of the Board, by a committee of the Board. The exercise prices, vesting and other restrictions are determined at the discretion of the Board, or its committee if so delegated. The exercise prices, vesting conditions, and other terms of awards granted under the 2016 Plan are determined by the Board or its designated committee.

Following the Company’s IPO in January 2025 and the conversion of all outstanding shares of Class A, Class B, and Class C common stock into a single class of common stock, the Company grants equity classified stock options for the purchase of shares of the Company’s common stock. Stock options granted under the 2016 Plan with service-based vesting conditions typically vest over four years based on continuous service and expire after ten years. As of December 31, 2025, 4,768,461 shares of common stock were available for issuance under the 2016 Plan. Shares that are expired, terminated, surrendered or canceled without having been fully exercised will be available for future grant under the 2016 Plan. The exercise price for stock options granted under the 2016 Plan may not be less than the fair value of the Company’s common stock on the date of grant.

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

Stock Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2025	2024
Fair value of common stock	$14.38	$13.08
Risk-free interest rate	4.25%	4.09%
Expected term (in years)	5.97	6.02
Expected volatility	100.01%	86.80%
Expected dividend yield	0%	0%

The following table summarizes stock option activity for the twelve months ended December 31, 2025:

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2024	5,667,555	$6.98	7.6	$22,929
Granted	1,731,539	$17.85
Exercised	(745,685)	$6.38
Forfeited or cancelled	(184,977)	$10.45
Expired	(15,396)	$7.09
Outstanding at December 31, 2025	6,453,036	$9.87	7.4	$141,925
Vested and expected to vest at December 31, 2025	6,453,036	$9.87	7.4	$141,925
Options exercisable at December 31, 2025	3,612,259	$8.03	6.7	$86,092

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class B common stock for those stock options that had exercise prices lower than the fair value of the Company’s Class B common stock. The total intrinsic value of options exercised during the twelve months ended December 31, 2025 and 2024 were $12.1 million and not significant, respectively.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $14.38 per share and $6.92 per share, respectively. The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $6.7 million and $3.1 million, respectively.

The following table summarizes the non-vested stock options that were outstanding as of December 31, 2025 and 2024:

		Weighted- Average
	Number of Options	Exercise Price

Non-vested options, December 31, 2025	2,840,777	$12.21
Non-vested options, December 31, 2024	2,779,877	$7.07

Restricted Stock Units

The following table summarizes RSU activity under the Company's incentive plans for the twelve months ended December 31, 2025:

		Weighted- Average
	Number of Shares	Grant Date Fair Value

RSUs outstanding, December 31, 2024	—	$—
Granted	1,083,312	$14.96
Vested	(275,919)	$14.61
Cancelled	(53,508)	$14.49
RSUs outstanding, December 31, 2025	753,885	$15.12

Stock-Based Compensation Expense

Stock-based compensation expense by type and financial statement line is included in the Company’s statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Options	$11,691	$6,384
RSUs	4,693	—
Total stock-based compensation expense	$16,384	$6,384

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of sales	$542	$275
Research and development	3,205	1,144
Sales and marketing	4,625	1,661
General and administrative	8,012	3,304
Total stock-based compensation expense	$16,384	$6,384

As of December 31, 2025, total unrecognized stock-based compensation expense related to the unvested stock-based awards was $25.8 million, which is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2025, total unrecognized stock-based compensation expense related to the unvested RSUs was $10.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by the Board in January 2025. The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Eligible employees may contribute, through payroll deductions, up to 15% of their earnings for the purchase of common stock under the ESPP. The purchase price of common stock under the ESPP is the lesser of: (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the last date of the offering, limited to the maximum number of shares that may be purchased on any single purchase date. Each offering under the ESPP has a six-month duration, beginning on January 1 and July 1 of each year, with purchases occurring on June 30 and December 31, respectively. The Company has not conducted any offerings under the ESPP as of December 31, 2025. The first offering under the ESPP commenced on January 1, 2026.

14.
Employee Benefit Plan

The Company maintains a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees. Each participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. Under the terms of the Plan, the Company matches 100% of the first 6% of employee contributions. During the years ended December 31, 2025 and 2024, the Company contributed $3.0 million and $2.2 million, respectively, to the 401(k) Plan.

15.
Income Taxes

During the years ended December 31, 2025 and 2024, the Company did not record income tax benefits for the net operating losses (“NOLs”) incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The Company does not have any foreign operations and therefore has not provided for any foreign income taxes. Cash paid for income taxes, net of refunds, was not material for the years ended December 31, 2025 and 2024 and was paid in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
	(in thousands)		(in thousands)
Income taxes (benefit) at statutory federal rate	$(15,301)	21.0%	$(11,514)	21.0%
State and local income taxes, net of federal benefit(1)	(195)	0.3%	(105)	0.2%
Tax credits
Research and development	(1,754)	2.4%	(1,074)	2.0%
Changes in valuation allowance	11,874	(16.3)%	8,199	(15.0)%
Nontaxable or nondeductible items
Loss on revaluation of warrant liability	2,614	(3.6)%	2,817	(5.1)%
Stock based compensation	(927)	1.3%	1,146	(2.1)%
Officer's compensation	2,841	(3.9)%	—	—%
Other	316	(0.4)%	203	(0.4)%
Changes in unrecognized tax benefits	546	(0.7)%	320	(0.6)%
Other Adjustments
Other	(14)	0.0%	8	(0.0)%
Provision / (benefit) for income taxes	$—	—%	$—	—%

(1)
The state(s) that contribute to the majority (greater than 50%) of the tax effect in this category is California for year ending December 31, 2025.

The Company’s net deferred tax assets consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$54,762	$39,470
Capitalized research and development expenditures	8,205	10,728
Research and development credit carryforwards	7,609	5,425
Stock-based compensation	1,484	2,892
Lease liability	1,751	1,687
Accruals and other temporary differences	3,336	2,429
Total deferred tax assets	77,147	62,631
Valuation Allowance	(75,307)	(61,023)
Deferred tax assets	1,840	1,608

Deferred tax liabilities:
Operating lease right-of-use asset	(1,589)	(1,545)
Other	(251)	(63)
Total deferred tax liabilities	(1,840)	(1,608)
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of $240.8 million, which may be available to reduce future taxable income, of which $11.5 million expire at various dates beginning in 2035 while the remaining $229.3 million do not expire but are limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2025, the Company had state net operating loss carryforwards of $65.4 million, which may be available to reduce future taxable income, of which $58.8 million expire at various dates beginning in 2029, while $6.6 million do not expire. As of December 31, 2025, the Company also had U.S. federal and state research and development tax credit carryforwards of $5.8 million and $4.6 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2032, respectively, with $4 million of state research and development tax credits carrying forward indefinitely.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before their utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception, results of recent commercial operations, and projected future taxable income and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Valuation allowance as of beginning of year	$61,023	$51,903
Increases	14,284	9,120
Valuation allowance as of end of year	$75,307	$61,023

The changes in the Company’s unrecognized tax benefits are summarized as follows:

	December 31,
	2025	2024
	(in thousands)
Beginning balance	$1,401	$1,053
Increases related to current year tax positions	568	348
Ending balance	$1,969	$1,401

As of December 31, 2025 and 2024, the Company had unrecognized tax benefits of $2.0 million and $1.4 million, respectively, none of which would affect the effective tax rate due to the existence of the valuation allowance. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statements of operations and comprehensive loss.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. As of December 31, 2025 and 2024, there were no pending tax examinations. The Company is open to future tax examination under statute by the IRS from 2022 to present and by most state tax authorities from 2021 to present. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and research and development credits were generated and carried forward, and make adjustments to the amount of the NOL and research credits carryforwards.

On July 4, 2025, the U.S. President signed into law H.R.1, the legislation commonly known as the One Big Beautiful Bill (OBBB). This legislation extended, modified, or made permanent many of the tax provisions which were initially enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017. The OBBB contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures. These tax provisions apply to either tax years beginning after December 31, 2024 or December 31, 2025. The Company has reflected the effect of OBBB within the provision for income taxes and the deferred taxes as of December 31, 2025.

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

	Year Ended December 31,
	2025	2024
Convertible preferred stock (as converted into shares of common stock)	—	19,827,003
Stock options to purchase common stock	6,453,036	5,667,555
Warrants to purchase Series C convertible preferred stock	—	697,874
Warrants to purchase Class B common stock	—	2,675,535
RSUs	753,885	—
Total	7,206,921	28,867,967

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(73,200)	$(54,756)
Denominator:
Weighted-average Class A common stock outstanding, diluted	—	2,952,123
Weighted-average Class B common stock outstanding, diluted	—	3,364,023
Weighted-average Class C common stock outstanding, diluted	—	48,918
Weighted-average common stock outstanding, basic and diluted	40,529,051	—

Net loss per share attributable to common stockholders, basic and diluted	$(1.81)	$(8.60)

17.
Leases

In May and November 2023, the Company entered into two separate lease agreements for a total of approximately 8,500 square feet of office space in San Diego, California. These leases expire in January 2026 and February 2027, respectively, with the February 2027 lease including an option to extend the lease term for an additional five years. The option to extend the lease term was not included in the right-of-use asset and lease liability, as the Company determined at lease commencement that the option was not reasonably certain to be exercised.

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

In October 2024, the Company entered into a lease agreement for an additional office suite to expand its office space in San Diego, California, which expires in March 2027. As a result, the Company recognized operating lease right-of-use asset and associated operating lease liability of $0.2 million.

In September 2025, the Company entered into a sublease agreement for an additional office building in San Diego, California, which expires in August 2028. As a result, the Company recognized operating lease right-of-use asset and associated operating lease liability of $1.3 million.

The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease cost–fixed	$1,803	$1,375
Operating lease cost–variable	195	209
Short-term lease expense	42	17
Total lease expense	$2,040	$1,601

Cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $1.3 million, respectively, for the years ended December 31, 2025 and 2024.

The weighted-average remaining lease term and discount rate were as follows:

December 31, 2025
Weighted-average remaining lease term	5.26
Weighted-average discount rate	6.80%

Future lease payments under non-cancellable leases as of December 31, 2025 were as follows:

(in thousands)
Year Ending December 31,
2026	2,006
2027	1,418
2028	1,384
2029	1,092
2030	1,136
Thereafter	1,782
Total future lease payments	$8,818
Less: imputed interest	(1,515)
Total lease liabilities	$7,303

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

In consideration for the licenses and other rights granted to the Company under the Collaboration and License Agreement, the Company paid Xeris a one-time payment of $0.5 million, which was included as a component of research and development expenses in the Company’s statements of operations and comprehensive loss and the Company will pay Xeris a one-time milestone payment of $3.0 million upon its achievement of a certain development milestone event. The milestone was achieved and the payment of $3.0 million was made in November 2024. In addition, the Company is required to pay Xeris tiered royalties of low double-digit percentages based on net sales of Glucagon Products by the Company or its sublicensees, subject to certain customary reductions. The Company’s obligation to pay Xeris royalties will commence, on a Glucagon Product-by-Glucagon Product and country-by-country basis, on the first commercial sale of such Glucagon Product in such country and expire on the later of (i) ten years after the first commercial sale of such Glucagon Product in such applicable country; (ii) expiration of the last valid claim of a specified patent right licensed by Xeris covering such Glucagon Product in such country; and (iii) expiration or termination or regulatory exclusivity for such Glucagon Product in the applicable country.

In connection with entering into Phase 2 of the collaboration, during the twelve months ended December 31, 2024, under its clinical supply arrangement the Company ordered clinical material totaling $0.9 million for Phase 2 clinical trials and paid a deposit equal to 30% of the estimated clinical material costs, which was recognized in prepaid expense and other current assets in the balance sheets. As of March 2025, the clinical materials had been delivered to the Company and the remaining payment of $0.6 million was made.

In connection with entering into Phase 3 of the collaboration, under its clinical supply arrangement, the Company expects to incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling $5.1 million. As of December 31, 2025, the Company has completed payments totaling $4.0 million. The payments were initially recognized in prepaid expense and other current assets in the balance sheets and a portion of the payment was expensed to research and development as it related to the services completed.

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

The Company incurred $3.2 million and $2.2 million of royalties expense under the Control Algorithm Agreement during the twelve months ended December 31, 2025 and 2024, respectively, which was included as a component of cost of sales in the Company’s statements of operations and comprehensive loss.

Under the agreements, the Company is responsible for all costs related to the amendment, prosecution and maintenance of the licensed patent rights. During the twelve months ended December 31, 2025 and 2024, the Company paid BU $0.2 million and $0.2 million, respectively, for reimbursed legal costs in connection with the agreements.

As of December 31, 2025 and 2024, $1.1 million and $0.7 million, respectively, were due to BU from the Company. As of January 30, 2025, Edward Damiano no longer held board or management positions and no longer has the ability to significantly influence the Company. Therefore, Edward Damiano and BU are not considered a related party under ASC 850, “Related Party Disclosures” as of December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report:
1.1.
Financial Statements

See Index to Financial Statements under Part II, Item 8 of this Annual Report.

1.2.
Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

1.3.
Exhibits

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42491	3.1	01/31/25
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-284147	3.4	01/06/25
4.1	Form of Common Stock Certificate.	S-1/A	333-284147	4.1	01/22/25
4.2†	Amended and Restated Investor Rights Agreement, dated November 8, 2024, by and among the Registrant and certain of its stockholders.	S-1	333-284147	4.2	01/06/25
4.3	Description of Capital Stock.	10-K	001-42491	4.3	03/25/25
10.1*	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-284147	10.1	01/06/25
10.2*	Beta Bionics, Inc. Amended and Restated 2016 Stock Incentive Plan.	S-1	333-284147	10.2	01/06/25
10.3*	Forms of Option Agreement, Notice of Stock Option Grant and Exercise Notice under the Beta Bionics, Inc. Amended and Restated 2016 Stock Incentive Plan.	S-1	333-284147	10.3	01/06/25
10.4*	Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-8	333-284655	99.3	02/03/25
10.5*	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-1	333-284147	10.5	01/06/25
10.6*	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-1	333-284147	10.6	01/06/25
10.7*	Forms of Stock Option Grant Double Trigger Grant Notice and Award Agreement under the Beta Bionics, Inc. 2025 Equity Incentive Plan	S-1/A	333-284147	10.7	01/22/25
10.8*	Forms of Restricted Stock Unit Double Trigger Grant Notice and Award Agreement under the Beta Bionics, Inc. 2025 Equity Incentive Plan.	S-1/A	333-284147	10.8	01/22/25
10.9*	Beta Bionics, Inc. 2025 Employee Stock Purchase Plan.	S-8	333-284655	99.8	02/03/25
10.10*	Non-Employee Director Compensation Policy.					X
10.11*	Employment Agreement, dated August 1, 2022, between the Registrant and Sean Saint.	S-1	333-284147	10.9	01/06/25
10.12*	Employment Agreement, dated August 1, 2022, between the Registrant and Stephen Feider.	S-1	333-284147	10.10	01/06/25
10.13*	Employment Agreement, dated November 14, 2022, between the Registrant and Steven Russell, M.D.	S-1	333-284147	10.11	01/06/25
10.14*	Employment Agreement, dated August 1, 2023, between the Registrant and Mike Mensinger.	S-1	333-284147	10.12	01/06/25
10.15*	Employment Agreement, dated September 10, 2024, between the Registrant and Mark Hopman.	S-1	333-284147	10.13	01/06/25
10.16#	Lease Agreement, dated February 3, 2020, by and between Pacific Industrial Partners, LLC and the	S-1	333-284147	10.14	01/06/25

	Registrant, as amended by Amendment No. 1 dated May 19, 2020, Amendment No. 2 dated March 12, 2024 and Amendment No. 3 dated September 13, 2024.
10.17#	Device License Agreement, dated December 16, 2015, by and between Trustees of Boston University and the Registrant, as amended by the First Amendment dated December 11, 2017, the Second Amendment dated September 21, 2020, the Third Amendment dated February 14, 2022 and the Fourth Amendment dated November 8, 2024.	S-1	333-284147	10.15	01/06/25
10.18#	Control Algorithm License Agreement, dated December 23, 2015, by and between Trustees of Boston University and the Registrant, as amended by the First Amendment dated December 11, 2017, the Second Amendment dated September 21, 2020, and the Third Amendment dated February 14, 2022.	S-1	333-284147	10.16	01/06/25
10.19#	Collaboration and License Agreement, dated May 2, 2024, by and between Xeris Pharmaceuticals, Inc. and the Registrant.	S-1	333-284147	10.17	01/06/25
10.20#	Commercialization Agreement, dated July 25, 2023, by and between DexCom, Inc. and the Registrant.	S-1	333-284147	10.18	01/06/25
10.21#	Development and Commercialization Agreement, dated April 2, 2024, by and between Abbott Diabetes Care Inc. and the Registrant.	S-1	333-284147	10.19	01/06/25
10.22#	Amendment No. 1 to Development and Commercialization Agreement, dated May 9, 2025, by and between Abbott Diabetes Care Inc. and the Registrant.	10-Q	001-42491	10.1	07/29/25
19	Beta Bionics, Inc. Insider Trader Policy.					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report).					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97*	Beta Bionics, Inc. Incentive Compensation Recoupment Policy	10-K	001-42491	97	03/25/25

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

† Certain schedules, annexes and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule, annex and/or exhibit will be furnished to the SEC upon request.

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

BETA BIONICS, INC.

Date: February 24, 2026	By:	/s/ Sean Saint
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

Name	Title	Date

/s/ Sean Saint	President, Chief Executive Officer and Director	February 24, 2026
Sean Saint	(Principal Executive Officer)

/s/ Stephen Feider	Chief Financial Officer (Principal Financial	February 24, 2026
Stephen Feider	and Accounting Officer)

/s/ Adam Lezack	Chairperson of the Board of Directors	February 24, 2026
Adam Lezack

/s/ Sean Carney	Director	February 24, 2026
Sean Carney

/s/ Dan Dearen	Director	February 24, 2026
Dan Dearen

/s/ Christy Jones	Director	February 24, 2026
Christy Jones

/s/ Gerard Michel	Director	February 24, 2026
Gerard Michel

/s/ Maria Palasis	Director	February 24, 2026
Maria Palasis, Ph.D.