Form 10-Q
period 2026-03-31
Beta Bionics, Inc.
filed 2026-04-21
CIK 1674632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the Registrant’s Common Stock outstanding as of April 16, 2026 was 44,561,695.

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

PART I. Financial Information

Item 1. Financial Statements.

BETA BIONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except number of shares)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,206	$31,576
Restricted cash, current	100	100
Short-term investments	169,314	187,549
Accounts receivable, net	15,750	17,118
Inventories	23,727	21,722
Prepaid expenses and other current assets	8,889	9,840
Total current assets	247,986	267,905
Property and equipment, net	10,160	8,600
Operating lease right-of-use asset	6,225	6,627
Long-term investments	39,865	45,431
Other long-term assets	181	180
Total assets	$304,417	$328,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,318	$4,998
Accrued expenses and other current liabilities	17,329	22,431
Operating lease liabilities	1,839	1,938
Deferred revenue	1,705	1,557
Total current liabilities	23,191	30,924
Operating lease liabilities, net of current portion	5,073	5,365
Deferred revenue, net of current portion	3,350	3,297
Other long-term liabilities	1,558	1,547
Total liabilities	33,172	41,133
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.0001 par value, 700,000,000 shares authorized; 44,561,695 and 44,360,873 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	4
Additional paid-in capital	663,168	657,140
Accumulated other comprehensive income (loss)	(96)	403
Accumulated deficit	(391,832)	(369,937)
Total stockholders’ equity	271,245	287,610
Total liabilities and stockholders’ equity	$304,417	$328,743

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except number of shares and per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$27,626	$17,639
Cost of sales	11,189	8,668
Gross profit	16,437	8,971
Operating expenses:
Research and development	10,356	7,590
Sales and marketing	20,735	13,402
General and administrative	9,617	6,621
Total operating expenses	40,708	27,613
Loss from operations	(24,271)	(18,642)
Other income (expense):
Interest income	2,376	2,436
Change in fair value of warrant liabilities	—	(12,450)
Total other income (expense), net	2,376	(10,014)
Net loss	$(21,895)	$(28,656)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term and long-term investments	(499)	175
Comprehensive loss	$(22,394)	$(28,481)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.93)
Weighted-average common shares outstanding, basic and diluted	44,436,274	30,714,769

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except number of shares)

Three months ended March 31, 2026

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	—	$—	44,360,873	$4	$657,140	$403	$(369,937)	$287,610
Vesting of restricted stock units	—	—	72,616	—	—	—	—	—
Stock option exercises	—	—	128,206	1	622	—	—	623
Stock-based compensation expense	—	—	—	—	5,406	—	—	5,406
Unrealized loss on short-term and long-term investments	—	—	—	—	—	(499)	—	(499)
Net loss	—	—	—	—	—	—	(21,895)	(21,895)
Balance at March 31, 2026	—	$—	44,561,695	$5	$663,168	$(96)	$(391,832)	$271,245

Three months ended March 31, 2025

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	17,228,954	$321,373	6,667,793	$1	$51,311	$65	$(296,737)	$(245,360)
Conversion of convertible preferred stock into common stock on initial public offering	(17,228,954)	(321,373)	19,827,003	2	321,371	—	—	321,373
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs of $21.7 million	—	—	12,475,000	1	190,378	—	—	190,379
Issuance of common stock under private placement offering, net of offering costs of $1.4 million	—	—	1,000,000	—	15,591	—	—	15,591
Reclassification of convertible preferred stock and common stock warrants into common stock on initial public offering	—	—	3,369,473	—	57,348	—	—	57,348
Stock option exercises	—	—	14,621	—	98	—	—	98
Stock-based compensation expense	—	—	—	—	2,804	—	—	2,804
Unrealized gain on short-term investments	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	(28,656)	(28,656)
Balance at March 31, 2025	—	$—	43,353,890	$4	$638,901	$240	$(325,393)	$313,752

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(21,895)	$(28,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	585	303
Stock-based compensation expense	5,406	2,804
Net provision (recovery) for excess and obsolete inventory	(202)	211
Change in fair value of warrant liabilities	—	12,450
Amortization of premium (discount) on short-term and long-term investments	86	(916)
Amortization of operating lease right-of-use asset	402	301
Changes in operating assets and liabilities:
Accounts receivable	1,368	2,936
Inventories	(1,803)	(2,621)
Prepaid expenses and other current assets	951	(1,620)
Other long-term assets	(1)	4
Accounts payable	(3,333)	(97)
Accrued expenses and other current liabilities	(5,217)	(5,273)
Other long-term liabilities	11	—
Operating lease liability	(391)	(281)
Deferred revenue	201	480
Net cash used in operating activities	(23,832)	(19,975)
Cash flows from investing activities:
Purchases of short-term investments	—	(142,935)
Purchases of long-term investments	(24,784)	(63,854)
Proceeds from maturities and redemptions of short-term investments	48,000	28,000
Purchases of property and equipment	(1,377)	(333)
Net cash provided by (used in) investing activities	21,839	(179,122)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of underwriting discounts, commissions and issuance costs	—	195,430
Proceeds from the issuance of common stock from private placement, net of issuance costs	—	15,591
Proceeds from stock option exercises	623	98
Net cash provided by financing activities	623	211,119
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,370)	12,022
Cash, cash equivalents and restricted cash at beginning of period	31,676	30,532
Cash, cash equivalents and restricted cash at end of period	$30,306	$42,554

Supplemental disclosure of non-cash investing and financing information:
Reclassification of long-term investments to short-term investments	$30,153	$—
Conversion of convertible preferred stock upon initial public offering	$—	$321,373
Conversion of warrants net exercise upon initial public offering	$—	$57,348
Reclassification of deferred offering costs to equity upon initial public offering	$—	$5,051
Operating lease right-of-use asset obtained in exchange for operating lease obligations	$—	$3,828
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$30,206	$42,454
Restricted cash	100	100
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$30,306	$42,554

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.
Organization and Basis of Presentation

The Company

Beta Bionics, Inc. (the “Company”) is a commercial-stage medical device company focused on the design, development and commercialization of solutions to improve the health and quality of life of insulin-requiring people with diabetes (PWD) through the use of adaptive closed-loop algorithms. The Company was incorporated as a Massachusetts benefit corporation in October 2015 and converted to a Delaware corporation in August 2024. The Company’s product, the iLet, was cleared by the U.S. Food and Drug Administration in May 2023 for the treatment of type 1 diabetes in adults and children six years of age and older, and the Company commenced U.S. commercialization in May 2023.

The Company has devoted its resources to research and development, manufacturing scale-up and commercialization of its products. The Company has funded its operations primarily through equity financings and revenue from product sales.

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

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”).

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

2.
Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, certain judgments regarding revenue recognition, including variable consideration, inventory valuation, warranty reserve and valuation of stock-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Short-Term Investments

In accordance with ASC 320, Investments – Debt Securities, the Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair market value with net unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity and as a component of other comprehensive loss within the statements of operations and comprehensive loss. The Company determines realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the statements of operations and comprehensive loss. The Company periodically evaluates its short-term investments for credit losses, considering the significance of the decline in value and the market and economy in general. The Company has not recognized any impairment losses related to its short-term investments during the three months ended March 31, 2026 and 2025. All short-term investments are classified as current based on the nature of the investments and their availability for use in current operations.

Long-Term Investments

Long-term investments include U.S. Treasury notes with maturities of 12 months or more. Where the Company has both the intent and ability to hold debt securities to maturity, these debt securities are carried at amortized cost. If a U.S. treasury note has an unrealized loss and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company will record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security. The Company has not recognized any impairment losses related to its long-term investments during the three months ended March 31, 2026 and 2025. All long-term investments are classified as noncurrent based on the nature of the investments.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents and short-term and long-term investments. The Company maintains its cash and cash equivalents in accounts at multiple accredited financial institutions and short-term and long-term investments in custodian accounts, in excess of federally insured limits. Additionally, the Company has established guidelines regarding investment instruments and their maturities, which are designed to maintain preservation of principal and liquidity. The Company does not believe that it is subject to unusual risk beyond the normal credit risk associated with commercial banking relationships.

The Company is exposed to concentration risk as it relates to its customers. The following table summarizes the percentages of total sales and accounts receivable, net for customers who accounted for 10% or more of the respective amounts for the periods presented:

	Net Sales		Accounts Receivable, net
	Three Months Ended March 31,		March 31,	December 31,
	2026	2025	2026	2025
Distributor A	10.4%	12.2%	*	14.7%
Distributor B	10.9%	13.3%	*	*
Distributor C	*	14.4%	*	*
Distributor D	11.8%	11.6%	*	*
Distributor E	*	*	12.0%	14.0%
Distributor F	*	*	16.9%	19.4%
Distributor G	17.8%	10.5%	12.5%	10.9%
Distributor H	17.3%	10.3%	19.9%	16.0%

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

The Company’s cash equivalents, restricted cash, short-term investments and long-term investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 4). The fair values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their carrying values due to the short-term nature of these assets and liabilities.

Leases

In accordance with ASC 842, Leases, leases include all agreements in which the Company obtains control of an identified asset. A lease liability is recognized at commencement date based on the present value of the lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; otherwise, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement (see Note 15).

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

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a total company basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The measure of segment assets is presented as total assets in the balance sheets. The Company has concluded that gross profit and net income (loss) are the primary measures of segment profit or loss used by the CODM. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on net income (loss) as reported in the statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein. During the three months ended March 31, 2026 and 2025, the Company did not generate any international revenues and as of March 31, 2026 and December 31, 2025, the Company did not have a material amount of assets located outside of the United States.

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

Reconciliations of the changes in the Company’s product warranty liability for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Product warranty liability at beginning of period	$3,154	$657
Warranty expense	465	606
Warranty fulfillment	(451)	(392)
Product warranty liability at end of period	$3,168	$871

As of March 31, 2026 and December 31, 2025, total product warranty reserves were included in the following balance sheet accounts:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued expenses and other current liabilities	$1,610	$1,607
Other long-term liabilities	1,558	1,547
Total Warranty Reserve	$3,168	$3,154

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding during the period, unless their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units and shares issuable under the Company’s employee stock purchase plan (in common stock equivalent shares). The amounts presented below represent potentially dilutive securities outstanding during the period, including both vested and unvested awards, that were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	6,969,300	7,282,494
RSUs	2,410,426	937,063
Total	9,379,726	8,219,557

For the three months ended March 31, 2026 and 2025, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position in each period.

Recently Adopted Accounting Pronouncements

In July 2025, FASB issued ASU 2025-05, Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company adopted ASU 2025-05 on January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

During the three months ended March 31, 2026 and 2025, the Company’s revenues were predominantly generated from sales of the iLet. The iLet requires the use of separately purchased single-use products which include cartridges for storing and delivering insulin, and infusion sets that connect the iLet to the user’s body. These single-use products generate recurring revenue for the Company, as these are typically replaced by the end-user every 2-3 days or as directed by a healthcare provider.

The Company’s customers are distributors and pharmacies who sell these products to insulin-requiring PWD, through the durable medical equipment (“DME”) and the pharmacy benefit plan (“PBP”) reimbursement channels, which entail differing payment outlays. For the three months ended March 31, 2026 and 2025, the majority of the Company’s sales were through the DME channel.

The following table summarizes the Company’s disaggregated revenues:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
DME channel
iLet(1)	$10,089	$9,628
Single-use products	6,834	4,199
Total DME channel	16,923	13,827

PBP channel
iLet(1)	465	506
Single-use products	10,238	3,306
Total PBP channel	10,703	3,812
Total net sales	$27,626	$17,639

(1)
iLet includes the over-time recognition related to software updates and mobile app access.

The Company recognizes revenue at a point in time once control has transferred to the customer, as well as over time for performance obligation to provide ongoing services such as unspecified software updates. Revenue recognized during the three months ended March 31, 2026 that was included in the deferred revenue balance as of December 31, 2025 was approximately $0.4 million.

At March 31, 2026 and December 31, 2025 , $5.1 million and $4.9 million, respectively, was recorded as deferred revenue on the accompanying balance sheets for the portion of the transaction price allocated to performance obligations that were not yet satisfied. At March 31, 2026 and December 31, 2025, of the performance obligations not yet satisfied, $1.7 million and $1.6 million for each period, is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized over the next 36 months. At March 31, 2026 and December 31, 2025, the $5.1 million and $4.9 million, respectively, relate to amounts deferred associated with the unspecified software updates promised to users and the users' access to the mobile application.

4.
Financial Instruments and Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements at
	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents:
Money market fund	$24,308	$—	$—	$24,308
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury bills	169,314	—	—	169,314
Long-term investments
U.S. Treasury notes	39,865	—	—	39,865
Total assets	$233,587	$—	$—	$233,587

	Fair Value Measurements at
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents:
Money market fund	$26,249	$—	$—	$26,249
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury bills	187,549	—	—	187,549
Long-term investments
U.S. Treasury notes	45,431	—	—	45,431
Total assets	$259,329	$—	$—	$259,329

Money market funds and U.S. Treasury bills were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the three months ended March 31, 2026 and 2025. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the three months ended March 31, 2026 and 2025.

Warrant Liabilities

In connection with the Company’s initial public offering ("IPO") in January 2025, all outstanding warrant liabilities were remeasured and subsequently net exercised and reclassified to stockholders’ equity. No warrant liabilities were outstanding as of March 31, 2026 or December 31, 2025.

5.
Short-Term and Long-Term Investments

The following represents a summary of the estimated fair value of short-term and long-term investments at March 31, 2026 and December 31, 2025:

	Fair Value Measurements at
	March 31, 2026
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury bills	$169,273	$41	$—	$169,314
Long-term investments
U.S. Treasury notes	40,002	—	(137)	39,865
Total	$209,275	$41	$(137)	$209,179

	Fair Value Measurements at
	December 31, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury bills	$187,167	$382	$—	$187,549
Long-term investments
U.S. Treasury notes	45,411	20	—	45,431
Total	$232,578	$402	$—	$232,980

The following represents the contractual maturities of available-for-sale debt securities as of March 31, 2026:

	Fair Value Measurements at
	March 31, 2026
	Years to Maturity
	Within One	One to Two	More Than Two	Estimated
	Year	Years	Years	Fair Value
	(in thousands)
U.S. Treasury bills	$169,314	$—	$—	$169,314
U.S. Treasury notes	—	39,865	—	39,865
Total	$169,314	$39,865	$—	$209,179

6.
Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accounts receivable	$15,906	$17,274
Less: allowance for credit losses	(156)	(156)
Accounts receivable, net	$15,750	$17,118

Accounts receivable are stated at the amount expected to be collected. The allowance for credit losses reflects expected losses on accounts receivable based primarily on historical experience and customer credit quality. The allowance for credit losses and related write-offs were not material for the periods presented.

7.
Inventories

Inventories consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Raw materials	$8,774	$8,556
Work in process	2,518	2,750
Finished goods	12,435	10,416
Total inventories	$23,727	$21,722

8.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Prepaid expenses	$6,501	$7,064
Interest receivable	2,137	2,511
Income tax receivable and other current assets	251	265
Prepaid expenses and other current assets	$8,889	$9,840

9.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Manufacturing equipment	$11,288	$9,247
Leasehold improvements	863	830
Furniture	939	939
Construction in progress	3,410	3,339
Total cost	16,500	14,355
Less: Accumulated depreciation and amortization	(6,340)	(5,755)
Property and equipment, net	$10,160	$8,600

Depreciation expense was $0.6 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Employee compensation and benefits	$8,986	$12,656
Professional fees	2,030	1,713
Sales returns, rebates and patient assistance	1,917	3,161
Inventory in transit	1,622	1,961
Warranty	1,610	1,607
Royalties	541	1,005
Other	623	328
Accrued expenses and other current liabilities	$17,329	$22,431

11.
Stock-Based Compensation

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan, as amended (the “2016 Plan”), previously provided for the grant of stock options and restricted stock awards to employees, officers, directors and consultants. Following the adoption of the 2025 Equity Incentive Plan in connection with the Company’s IPO in January 2025, no further awards are granted under the 2016 Plan. Outstanding awards previously granted under the 2016 Plan continue to be governed by their original terms.

2025 Equity Incentive Plan

The Company maintains the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective in January 2025. The 2025 Plan provides for the grant of incentive stock options, restricted stock units and other equity-based awards to employees, directors and consultants. The 2025 Plan replaced the 2016 Plan, and no further awards are granted under the 2016 Plan. A total of 12,016,744 shares of common stock were initially reserved for issuance under the 2025 Plan. As of March 31, 2026, 14,234,787 shares of common stock were reserved for issuance under the 2025 Plan.

Stock Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended March 31,
	2026	2025
Weighted average grant date fair value per share	$8.04	$13.99
Risk-free interest rate	3.58%	4.26%
Expected term (in years)	5.79	5.97
Expected volatility	70.43%	96.84%
Expected dividend yield	0%	0%

The following table summarizes stock option activity for the three months ended March 31, 2026:

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2025	6,453,036	$9.87	7.4	$141,925
Granted	712,846	$12.50
Exercised	(128,206)	$4.86
Forfeited or cancelled	(68,376)	$8.00
Expired	—	$—
Outstanding at March 31, 2026	6,969,300	$10.24	7.5	$21,742
Vested and expected to vest at March 31, 2026	6,969,300	$10.24	7.5	$21,742
Options exercisable at March 31, 2026	3,905,525	$8.47	6.6	$16,072

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 were $1.3 million and $0.2 million, respectively.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $8.04 per share and $13.99 per share, respectively. The total fair value of shares vested during the three months ended March 31, 2026 and 2025 was $1.9 million and $1.8 million, respectively.

The following table summarizes the non-vested stock options that were outstanding as of March 31, 2026 and December 31, 2025:

		Weighted- Average
	Number of Options	Exercise Price

Non-vested options, March 31, 2026	3,063,775	$12.46
Non-vested options, December 31, 2025	2,840,777	$12.21

Restricted Stock Units

The following table summarizes RSU activity under the Company's incentive plans for the three months ended March 31, 2026:

		Weighted- Average
	Number of Shares	Grant Date Fair Value

RSUs outstanding, December 31, 2025	753,885	$15.12
Granted	1,822,312	$12.81
Vested	(72,616)	$14.70
Cancelled	(93,155)	$13.48
RSUs outstanding, March 31, 2026	2,410,426	$13.45

Stock-Based Compensation Expense

Stock-based compensation expense by type and financial statement line is included in the Company’s statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Options	$3,191	$2,483
RSUs	1,995	321
Employee stock purchase plan	220	—
Total stock-based compensation expense	$5,406	$2,804

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of sales	$164	$106
Research and development	1,138	502
Sales and marketing	1,615	801
General and administrative	2,489	1,395
Total stock-based compensation expense	$5,406	$2,804

As of March 31, 2026, total unrecognized stock-based compensation expense related to the unvested options was $28.2 million, which is expected to be recognized over a weighted-average period of 2.4 years. As of March 31, 2026, total unrecognized stock-based compensation expense related to the unvested RSUs was $31.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by the Board in January 2025. The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Eligible employees may contribute, through payroll deductions, up to 15% of their earnings for the purchase of common stock under the ESPP. The purchase price of common stock under the ESPP is the lesser of: (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase, limited to the maximum number of shares they may purchase on any single purchase date. Each offering under the ESPP has a six-month duration, beginning on January 1 and July 1 of each year, with purchases occurring on June 30 and December 31, respectively. The initial offering period under the ESPP commenced on January 1, 2026, and no shares had been purchased as of March 31, 2026.

12.
Employee Benefit Plan

The Company maintains a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees. Each participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue

Service limitations. Under the terms of the Plan, the Company matches 100% of the first 6% of employee contributions. During the three months ended March 31, 2026 and 2025, the Company contributed $0.9 million and $0.7 million, respectively, to the 401(k) Plan.

13.
Income Taxes

During the three months ended March 31, 2026 and 2025, the Company did not record income tax benefits for the net operating losses (“NOLs”) incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The Company does not have any foreign operations and therefore has no foreign income taxes.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. As of March 31, 2026, there were no pending tax examinations and the Company currently is not under tax examination in any tax jurisdiction. The Company is open to future tax examination under statute by the Internal Revenue Service (the “IRS”) from 2022 to present and by most state tax authorities from 2021 to present. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and research and development credits were generated and carried forward, and make adjustments to the amount of the NOL and research credits carryforwards.

14.
Leases

In November 2023, the Company entered into a new lease agreement in San Diego, California. This lease expires in February 2027 and includes an option to extend the lease term for an additional five years. The option to extend the lease term was not included in the right-of-use asset and lease liability as it was not reasonably certain of being exercised.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease cost–fixed	$529	$415
Operating lease cost–variable	35	44
Short-term lease expense	13	4
Total lease expense	$577	$463

Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.4 million, respectively, for the three months ended March 31, 2026 and 2025.

The weighted-average remaining lease term and discount rate were as follows:

March 31, 2026
Weighted-average remaining lease term	5.15
Weighted-average discount rate	6.83%

Future lease payments under non-cancellable leases as of March 31, 2026 were as follows:

(in thousands)
Year Ending December 31,
2026	1,496
2027	1,418
2028	1,384
2029	1,092
2030	1,136
Thereafter	1,782
Total future lease payments	$8,308
Less: imputed interest	(1,396)
Total lease liabilities	$6,912

15.
Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations, financial condition or cash flows.

Xeris Agreements

In May 2024, the Company and Xeris Pharmaceuticals, Inc. (“Xeris”) entered into a collaboration and license agreement (“Collaboration and License Agreement”) to develop and commercialize glucagon products for use in the Company’s pump-based systems. Under the Collaboration and License Agreement, the Company received a worldwide, exclusive, sublicensable license to certain Xeris technology for use in the field of chronic glycemic control, as well as a manufacturing license subject to a future technology transfer and commercial supply arrangement.

In consideration for the rights granted under the agreement, the Company paid Xeris an upfront fee of $0.5 million and a development milestone payment of $3.0 million, both of which were recognized as research and development expenses when incurred. The Company is also required to pay Xeris tiered royalties in the low double-digit percentage range on future net sales of licensed products, subject to customary reductions.

In connection with clinical development activities, we entered into the Clinical Supply Agreement with Xeris and incurred $0.9 million of costs for Phase 2 clinical materials during 2024, with the remaining balance paid in 2025. In connection with entering into Phase 3 of the collaboration, we expect to incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling $5.1 million. As of March 31, 2026, the Company has completed payments totaling $4.0 million. Amounts are initially recorded as prepaid expenses and recognized as research and development expense as the related services are performed. The Company may incur additional research and development expenses and, upon commercialization, royalty obligations under these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report, our financial statements and the related notes thereto for the fiscal year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our planned investments in our research and development, sales and marketing and general administrative functions, and our current plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in both our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a commercial-stage medical device company engaged in the design, development, and commercialization of innovative solutions to improve the health and quality of life of insulin-requiring people with diabetes (PWD) by utilizing advanced adaptive closed-loop algorithms to simplify and improve the treatment of their disease. Diabetes is a chronic condition that requires ongoing insulin management, and despite advances in care, many PWD continue to struggle to achieve optimal outcomes. Despite decades of innovation, a significant unmet need remains. Our product, the iLet, is the first insulin delivery device cleared by the U.S. Food and Drug Administration (FDA) to utilize adaptive closed-loop algorithms to autonomously determine every insulin dose without requiring a user to count carbohydrate intake. We believe this represents a significant advancement over currently available insulin delivery options by offering a differentiated combination of improved glycemic control and a simplified experience for users and caregivers.

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

Our initial commercialization efforts for the iLet are in type 1 diabetes (T1D), an indication for which we received FDA clearance in patients six and older in May 2023, in the United States. According to the Centers for Disease Control and Prevention (CDC), there are approximately 1.9 million people with T1D currently in the United States, all of whom require daily insulin replacement to manage their disease. We believe that one of the principal causes of suboptimal outcomes as it relates to disease management is the complexity of the user experience with most currently available insulin pumps and hybrid closed-loop systems, which has kept the majority of PWD from adopting them despite the improved disease management they can offer. We believe that approximately one-third of people with T1D in the United States utilize insulin pumps or hybrid closed-loop systems to receive their daily insulin, while the majority receive their daily insulin via MDI, which is less complex, but often less effective, and has been shown to be associated with higher HbA1c levels. Our initial commercial results suggest that the iLet’s value proposition is resonating strongly within the MDI population as approximately 70% and 71% of the iLet’s adoption during the three months ended March 31, 2026 and 2025, respectively, came from PWD who were previously utilizing MDI.

We have also partnered with Dexcom and Abbott—global leaders in popular and easy to use iCGM technology—to integrate the iLet with the Dexcom G6 and G7 iCGMs and with Abbott’s FreeStyle Libre 3 Plus Continuous Glucose Monitor (CGM) sensor. Use of the iLet requires the independent purchase of a compatible third-party iCGM to provide real-time data to the iLet user.

The iLet requires the use of single-use products, which we sell separately to our customers. These single-use products include cartridges for storing and delivering insulin, as well as infusion sets. These single-use products are generally recommended to be disposed of entirely every 2-3 days, or as directed by a healthcare provider. We also offer a mobile application that receives information from the iLet and displays that information discreetly to the user. This intuitive mobile application delivers real-time glucose readings, trends and graphs, with data securely stored in the cloud.

To maximize the commercial value of the iLet opportunity, we have assembled a team across our organization with broad experience in the successful commercialization of innovative technologies in the field of diabetes disease management. We are promoting sales of the iLet through an internal sales organization focused on high-volume endocrinology practices in the United States and may expand to primary care physicians (PCP) over time. We believe that the iLet’s core value proposition of marrying effective glycemic control with the simplicity of use that is brought about by adaptive closed-loop algorithm insulin-dose determination may resonate particularly well among PCP who do not have the subspecialty-level of expertise, the resources, or the clinical bandwidth that is needed to initiate insulin-pump or hybrid closed-loop therapy or for the continual demand (such as adjustments at quarterly visits) those systems place on clinical practices in follow-on care.

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

By contrast, PBP reimbursement requires the user and insurance carrier to make a small upfront payment and reimbursement, respectively, for the iLet, allowing for a potentially higher rate of adoption by PWD. The insurance carrier then makes larger reimbursement payments for the purchase of single-use products, with the user’s payments for the single-use products being generally consistent with what the user would likely pay for single-use products in DME reimbursement. As a result, we recognize a small amount of revenue at or around the date the iLet is sold in the PBP channel and we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to then start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For the three months ended March 31, 2026 and 2025, PBP channel sales represented 39% and 22% of net sales, respectively.

When considering the overall economics over the lifetime of each iLet, sales through the DME channel generally result in higher upfront cash flows from the large upfront payment and reimbursement for the iLet, but lead to lower cash flows over time as the user purchases the necessary single-use products. By contrast, sales through the PBP channel generally result in lower upfront cash flows from the small payment and reimbursement for the iLet, but lead to higher cash flows over time as the user purchases the necessary single-use products. This reflects differences in both the upfront device economics and the pricing of recurring single-use products across channels. When comparing sales through the DME and PBP channels, we expect sales through the PBP channel will have a more favorable economic impact on our financial results over the expected life of the iLet, which we generally expect to be four years. As such, our current strategic priority is to direct demand to the PBP reimbursement channel.

In addition to our commercialized product and to maintain our competitive position in the marketplace, we intend to continue investing in disruptive technologies through our experienced research and development team. We are in the early stages of developing an insulin pump that adheres directly to the skin and administers insulin without the need for tubing, commonly known in the diabetes industry as a “patch pump.” We are also in the early stages of developing a first-of-its-kind bihormonal system of the iLet, which combines automated delivery of insulin and glucagon, the BG-raising hormone that protects against low blood sugar, or hypoglycemia, with adaptive closed-loop algorithms where all doses of both hormones are autonomously determined. As part of our development plans, in September 2025, we completed a clinical trial in Canada assessing the pharmacokinetics (PK) and pharmacodynamics (PD) of our glucagon product candidate (also referred to as the glucagon asset, and referred to herein as the PK-PD Trial). The completion of the PK-PD Trial enables us to bridge our previous bihormonal clinical data to our glucagon product candidate. We believe that the results from the PK-PD Trial are supportive of the continued development of our glucagon product candidate for use in our bihormonal system of the iLet. In the fourth quarter of 2025, we completed our first-in-human Phase 2a feasibility trial in New Zealand evaluating the integrated bihormonal system, including the glucagon formulation, pump, and dosing algorithms. In the first quarter of 2026, we initiated an additional Phase 2a feasibility trial to further evaluate the system as we advance development. We also intend to pursue the development of the iLet for expanded patient populations and indications, such as people with type 2 diabetes (T2D), as we believe the size and composition of this population make it a compelling opportunity.

License and Collaboration Agreements

Below is a summary of the key terms of certain of our license and collaboration agreements. For a more detailed description of these agreements, see “Business—License and Collaboration Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Device License Agreement with Boston University

We have a Device License Agreement with Boston University (BU) that requires ongoing royalty payments and other financial obligations related to products incorporating BU-licensed technology. Under the agreement, we are required to pay (i) quarterly royalties in the mid-single-digit percentage range based on net sales of licensed products by us and our affiliates, (ii) quarterly royalties in the low double-digit percentage range based on net sales by sublicensees, which are creditable against a minimum annual royalty amount, and (iii) quarterly lump-sum payments in the low double-digit percentage range based on certain non-royalty sublicensing revenue. We are also responsible for reimbursing BU for patent-related costs and may be required to pay an assignment fee in the event of a sale of substantially all assets related to the licensed technology. During the three months ended March 31, 2026, we continued to incur royalty and license-related costs under this agreement which were recorded as cost of goods sold or operating expenses, as applicable, and expect these costs to increase as sales volumes grow.

Control Algorithm License Agreement with Boston University

We have a Control Algorithm license agreement with BU covering automated control system technology incorporated into the iLet. Under the financial terms of the agreement, we are required to pay BU (i) quarterly royalties of a mid-single-digit percentage based on net sales by us and our affiliates, (ii) quarterly royalties of a low double-digit percentage based on net sales by sublicensees, in each case of (i) and (ii) creditable against a minimum annual royalty amount, and (iii) quarterly lump-sum payments of a low double-digit percentage of certain non-royalty sublicensing revenue received from sublicensees. We are also responsible for reimbursing patent-related costs and are required to make a one-time change-of-control payment of $65,000 if such an event occurs. During the three months ended March 31, 2026, we continued to incur royalty and license-related costs under this agreement and expect these costs to increase as sales volumes grow.

Collaboration and License Agreement with Xeris Pharmaceuticals, Inc.

We have a Collaboration and License Agreement with Xeris Pharmaceuticals, Inc. to develop and commercialize a glucagon formulation for use in our bihormonal system. Under this agreement, we paid an upfront fee of $0.5 million and a milestone payment of $3.0 million, both of which were recognized as research and development expense when incurred. We are also obligated to pay tiered royalties in the low double-digit percentage range on future net sales of glucagon products, subject to customary reductions.

In connection with clinical development activities, we entered into the Clinical Supply Agreement with Xeris and incurred $0.9 million of costs for Phase 2 clinical materials during 2024, with the remaining balance paid in early 2025. We expect to incur up to $5.1 million in additional development and manufacturing costs related to Phase 3 activities, of which $4.0 million had been paid as of March 31, 2026. Amounts are recorded as prepaid expenses and expensed to research and development as services are performed. These agreements are expected to continue to drive research and development expense and future royalty obligations.

Development and Commercial Agreements

Below is a summary of the key terms of certain of our development and commercial agreements. For a more detailed description of these agreements, see “Business—Development and Commercial Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025.

We have a Commercialization Agreement and Development and Commercialization Agreement with DexCom, Inc. and Abbott Diabetes Care Inc., respectively, related to integrated automated insulin delivery systems. These agreements primarily involve shared development responsibilities and cross-licensing of technology and trademarks and do not require upfront payments, milestone payments, or ongoing royalty obligations. As a result, these arrangements have not had a material direct impact on our results of operations or cash flows to date, though they may affect future operating expenses associated with development, regulatory activities, and commercialization. As of March 31, 2026, there have been no material changes to the terms of these agreements or their impact on our results of operations or cash flows.

Key Factors Affecting Our Performance

Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We are pursuing a multi-channel coverage and reimbursement strategy to maximize access to the iLet within the T1D population, provide flexibility for PWD in choosing their device and provide PWD with advantageous coverage and reimbursement terms. We are working with payors to establish coverage and reimbursement under both the DME and PBP channels as we believe this strategy increases access and optimizes the potential for better medical outcomes for PWD through the adoption of the iLet. The DME and PBP channels for the iLet and its single-use products entail different payment outlays and therefore differentially impact PWD and our financial results. When considering the overall economics over the lifetime of each iLet, sales through the DME channel generally result in higher upfront cash flows from the large, upfront payment and reimbursement for the iLet, but lead to lower cash flows over time as the user purchases the necessary single-use products. By contrast, sales through the PBP channel generally result in lower upfront cash flows from the small payment and reimbursement for the iLet, but lead to higher cash flows over time as the user purchases the necessary single-use products. This is because single-use products under the PBP channel are sold at a much higher per unit cost than under the DME. As a result of a small amount of revenue recognized at or around the date the iLet is sold in the PBP channel, we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For the three months ended March 31, 2026 and 2025, PBP channel sales represented 39% and 22%, respectively, of net sales. When comparing sales through the DME and PBP channels, we expect sales through the PBP channel will have a more favorable economic impact on our financial results over the lifetime of the iLet. To the extent that our mix of channel reimbursement fluctuates, our financial results may vary from period to period.

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

Regulatory Approvals and Actions

The medical devices we manufacture are subject to laws and regulation by numerous regulatory bodies, including the FDA. The laws and regulations govern, among other things, the research and development, design, testing, manufacture, packaging, storage, recordkeeping, approval, labeling, promotion, post-approval monitoring and reporting, distribution and import and export of medical devices. Any adverse event involving any products that we distribute could result in future corrective actions, such as recalls or customer notifications, or regulatory agency actions, which could include warning letters, inspection, mandatory recalls or other enforcement actions. For example, in January 2026, we received a Warning Letter (“Warning Letter”) from the FDA following inspection of our facility in Irvine, California that occurred from June 9, 2025 through June 26, 2025. In the Warning Letter, the FDA cited deficiencies in the response letters we sent to the FDA following the FDA’s issuance of a Form 483, List of Investigational Observations (“Form 483”) in June 2025. The Warning Letter highlights non-conformities observed by the FDA in relation to our Quality Management System, Medical Device Reporting, and Correction and Removals, which were previously communicated by the FDA in the Form 483. In the future, we also intend to pursue additional products, such as a patch pump and bihormonal system of the iLet, as well as pursue the development of the iLet for expanded patient populations and indications such as people with T2D, which will increase our expenses and subject us to increased regulatory-related risks.

For additional information regarding regulatory approval and actions, including the Warning Letter and the Form 483, see the section titled “Business—Government Regulation and Product Approval” in Part I, Item 1. “Business” in our in our Annual Report on Form 10-K for the year ended December 31, 2025 and the related risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We currently rely on a number of suppliers who manufacture the components of the iLet and obtain them on a purchase order basis. We have a supply agreement with Unomedical for the production of infusion sets for our iLet, a contract manufacturing agreement with PMC SMART Solutions LLC (PMC) for the manufacture of our cartridge connectors and a supplier quality agreement with Maxon Precision Motors, Inc. (Maxon) for the supply of pump motors for our iLet. Unomedical, PMC and Maxon are our only suppliers of infusion sets, cartridge connections and pump motors, respectively. For additional information regarding the risks of our reliance on these suppliers, please see the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Operating Expenses

Our operating expenses consist of (i) research and development expenses (ii) sales and marketing expenses and (iii) general and administrative expenses.

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

Other Income (Expense)

Our other income (expense) consists of (i) interest income, and (ii) other income (expense).

Interest Income

Interest income consists of cash interest earned on our cash, cash equivalents and short-term and long-term investment balances.

Other Income (Expense)

Other income (expense) consists of miscellaneous income unrelated to our core operations.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Net sales	$27,626	$17,639	$9,987	57%
Cost of sales(1)	11,189	8,668	2,521	29%
Gross profit	16,437	8,971	7,466	83%
Operating expenses:
Research and development(1)	10,356	7,590	2,766	36%
Sales and marketing(1)	20,735	13,402	7,333	55%
General and administrative(1)	9,617	6,621	2,996	45%
Total operating expenses	40,708	27,613	13,095	47%
Loss from operations	(24,271)	(18,642)	(5,629)	30%
Other income (expense):
Interest income	2,376	2,436	(60)	*
Change in fair value of warrant liabilities	—	(12,450)	12,450	-100%
Total other income (expense), net	2,376	(10,014)	12,390	-124%
Net loss	$(21,895)	$(28,656)	$6,761	-24%

* Not meaningful

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of sales	$164	$106
Research and development	1,138	502
Sales and marketing	1,615	801
General and administrative	2,489	1,395
Total stock-based compensation expense	$5,406	$2,804

Net Sales

Net sales for the three months ended March 31, 2026 was $27.6 million, compared to $17.6 million for the three months ended March 31, 2025. This increase in net sales of $10.0 million was primarily driven by an increase in the number of single-use products sold, correlated to the growth in our installed base, and growth in new patient starts. For the three months ended March 31, 2026, single-use products accounted for 62% of net sales, up from 43% of net sales as of the three months ended March 31, 2025.

For the three months ended March 31, 2026, 61% of net sales were generated through the DME channel and 39% through the PBP channel, compared to 78% and 22%, respectively, for the three months ended March 31, 2025. The shift toward the PBP channel was driven by expanded pharmacy benefit coverage, resulting in a larger percentage of new patient starts reimbursed through this channel.

Cost of Sales

Cost of sales for the three months ended March 31, 2026 was $11.2 million, compared to $8.7 million for the three months ended March 31, 2025. This increase of $2.5 million was primarily attributable to increased volumes of single-use products and pharmacy iLets.

Gross Profit and Margin

Gross profit for the three months ended March 31, 2026 was $16.4 million, compared to $9.0 million for the three months ended March 31, 2025. Gross margin was 59% for the three months ended March 31, 2026, compared to 51% in the three months ended March 31, 2025. Gross profit increased by $7.4 million, primarily driven by higher sales volume. Gross margin improved year over year due to increased production scale and improved cost absorption.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 was $10.4 million, compared to $7.6 million for the three months ended March 31, 2025. The increase of $2.8 million was primarily attributable to a net increase of $1.5 million in payroll-related expenses, including stock-based compensation, driven by an increase in headcount focused on supporting our innovation activities. The remaining increase is attributable to materials and clinical trial related expenses incurred for the development of our patch pump, bihormonal system of the iLet and incremental software and product updates.

The table below summarizes the nature of research and development expense by major expense category:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands, except percentages)
External research and development(1)	$1,260	$1,772	$(512)	(29)%
Internal research and development(2)	7,958	5,316	2,642	50%
Stock-based compensation	1,138	502	636	127%
Total research and development expense	$10,356	$7,590	$2,766	36%

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

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2026 was $20.7 million, compared to $13.4 million for the three months ended March 31, 2025. The increase of $7.3 million was primarily attributable to an increase of $5.3 million in payroll-related costs, including salaries and wages, sales incentive bonuses, and stock-based compensation due to an increase in headcount of our sales force and customer care team in connection with the expansion of our sales territories within the United States. The remaining increase includes healthcare provider (HCP)-related marketing and training and travel-related costs to support our business growth.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 was $9.6 million, compared to $6.6 million for the three months ended March 31, 2025. The increase of $3.0 million was primarily attributable to an increase of $1.4 million in payroll-related expenses, including stock-based compensation. The remaining increase was attributable to professional fees, including legal services and software-related expenses, and quality system remediation expenses.

Other Income (Expense)

Total other income (expense), net for the three months ended March 31, 2026 was $2.4 million of income, compared to $10.0 million of expense for the three months ended March 31, 2025. This change of $12.4 million was primarily attributable to the absence of a loss from the change in fair value of warrant liabilities in the current period, as the warrants were remeasured and net exercised in connection with the Company’s initial public offering in January 2025.

Selected Quarterly Financial Information

The following tables set forth our selected unaudited quarterly statements of operations data for each of the eight quarters in the period ended March 31, 2026. The information for each of these quarters has been prepared in accordance with GAAP, on a basis consistent with our unaudited condensed financial statements included elsewhere in this Quarterly Report and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations for the periods presented, with the exception of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), which is a non-GAAP financial measure discussed below. Our historical quarterly results are not necessarily indicative of the results that may be expected in the future and these quarterly results are not necessarily indicative of our operating results for a full year. The following quarterly financial information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report.

The following tables set forth our selected unaudited quarterly statements of operations data for the periods presented:

	Three Months Ended
	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
	(unaudited)
	(in thousands, except percentages)
Net sales	$23,238	$27,253	$32,121	$27,626
Cost of sales(1)	10,735	12,134	13,177	11,189
Gross profit	12,503	15,119	18,944	16,437
Gross margin	53.8%	55.5%	59.0%	59.5%
Operating expenses:
Research and development(1)	8,873	8,195	10,131	10,356
Sales and marketing(1)	15,623	16,045	16,334	20,735
General and administrative(1)	7,879	7,922	8,603	9,617
Total operating expenses	32,375	32,162	35,068	40,708
Loss from operations	(19,872)	(17,043)	(16,124)	(24,271)
Other income (expense):
Interest income	3,005	2,833	2,658	2,376
Other income (expense), net	(2)	1	—	—
Total other income (expense), net	3,003	2,834	2,658	2,376
Net loss	$(16,869)	$(14,209)	$(13,466)	$(21,895)

Adjusted EBITDA	$(14,526)	$(12,179)	$(10,512)	$(17,718)

	Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
	(unaudited)
	(in thousands, except percentages)
Net sales	$15,046	$16,705	$20,440	$17,639
Cost of sales(1)	6,962	7,791	8,751	8,668
Gross profit	8,084	8,914	11,689	8,971
Gross margin	53.7%	53.4%	57.2%	50.9%
Operating expenses:
Research and development(1)	6,350	5,141	9,214	7,590
Sales and marketing(1)	8,974	9,645	10,804	13,402
General and administrative(1)	4,544	5,105	4,708	6,621
Total operating expenses	19,868	19,891	24,726	27,613
Loss from operations	(11,784)	(10,977)	(13,037)	(18,642)
Other income (expense):
Interest income	993	826	951	2,436
Other income (expense), net	(2)	(4)	—	—
Change in fair value of warrant liabilities	(3,670)	419	(6,022)	(12,450)
Total other income (expense), net	(2,679)	1,241	(5,071)	(10,014)
Net loss	$(14,463)	$(9,736)	$(18,108)	$(28,656)

Adjusted EBITDA	$(9,985)	$(8,672)	$(11,254)	$(15,535)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
	(unaudited)
	(in thousands)
Cost of sales	$153	$140	$143	$164
Research and development	924	893	886	1,138
Sales and marketing	1,314	1,273	1,237	1,615
General and administrative	2,408	2,172	2,037	2,489
Total stock-based compensation expense	$4,799	$4,478	$4,303	$5,406

	Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
	(unaudited)
	(in thousands)
Cost of sales	$61	$69	$74	$106
Research and development	287	294	300	502
Sales and marketing	390	472	511	801
General and administrative	762	1,141	666	1,395
Total stock-based compensation expense	$1,500	$1,976	$1,551	$2,804

The following tables set forth our selected unaudited quarterly key business metrics for the periods presented:

	Three Months Ended
	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
	(unaudited)
% of Total Net Sales:
Durable Medical Equipment (DME) Channel	80%	77%	70%	61%
Pharmacy Benefit Plan (PBP) Channel	20%	23%	30%	39%
Total	100%	100%	100%	100%

% of New Patient Starts (NPS) Reimbursed Through Pharmacy	High 20s %	Low 30s %	Low 30s %	High 30s %

	Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
	(unaudited)
% of Total Net Sales:
Durable Medical Equipment (DME) Channel	95%	87%	88%	78%
Pharmacy Benefit Plan (PBP) Channel	5%	13%	12%	22%
Total	100%	100%	100%	100%

% of New Patient Starts (NPS) Reimbursed Through Pharmacy	Mid-single digit %	High-single digit %	Low-teens %	Low 20s %

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the eight quarters in the period ended March 31, 2026:

	Three Months Ended
	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
	(unaudited)
	(in thousands)
Net loss	$(16,869)	$(14,209)	$(13,466)	$(21,895)
Add:
Depreciation expense	347	386	537	585
Stock-based compensation expense	4,799	4,478	4,303	5,406
Interest income	(3,005)	(2,833)	(2,658)	(2,376)
Income tax expense (benefit)	2	(1)	—	—
Litigation settlement and other related expense	200	—	210	—
Quality system remediation(1)	—	—	562	562
Adjusted EBITDA	$(14,526)	$(12,179)	$(10,512)	$(17,718)

(1)
Amounts presented under “Quality system remediation” for the three months ended December 31, 2025 and March 31, 2026 reflect the same category of expenses previously labeled “Other non-recurring” in our Form 10-K for the year ended December 31, 2025. These expenses relate to our one-time remediation efforts in response to the Form 483 and the Warning Letter, including contractor support and the various updates to our quality system to meet FDA expectations.

	Three Months Ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
	(unaudited)
	(in thousands)
Net loss	$(14,463)	$(9,736)	$(18,108)	$(28,656)
Add:
Depreciation expense	299	333	232	303
Stock-based compensation expense	1,500	1,976	1,551	2,804
Interest income	(993)	(826)	(951)	(2,436)
Income tax expense	2	—	—	—
Change in fair value of warrant liabilities	3,670	(419)	6,022	12,450
Adjusted EBITDA	$(9,985)	$(8,672)	$(11,254)	$(15,535)

Adjusted EBITDA is a key performance measure that we use to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes.

We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation expense, (ii) stock-based compensation expense, (iii) interest income, (iv) income tax expense (benefit), (v) litigation settlement and other related expenses, (vi) quality system remediation and (vii) change in fair value of warrant liabilities.

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

Selected Quarterly Trends

Net sales

Net sales declined in the first quarter of 2026 and 2025 compared to the fourth quarter of 2025 and 2024, primarily due to seasonal factors. Across the remaining periods, net sales increased, primarily driven by continued growth in new patients starts leading to higher net sales of both iLets and supplies.

Cost of sales

Cost of sales declined in the first quarter of 2026 and 2025 compared to the fourth quarter of 2025 and 2024, primarily due to lower sales volume consistent with seasonal trends, as well as improved manufacturing efficiencies. Across the remaining periods, cost of sales increased in line with higher sales volume, particularly in pharmacy channel iLet sales, and higher product warranty costs.

Gross Margin

Gross margin improved from the first quarter of 2025 through the first quarter of 2026, driven by material cost savings, increased production volumes, and improved manufacturing cost absorption. While gross margin declined from the fourth quarter of 2024 to the first quarter of 2025 due to seasonality, the overall trend reflects operational efficiencies and scale benefits.

PBP-reimbursed patient starts represented a low-30% share in the fourth quarter of 2025 and increased to the high-30% range in the first quarter of 2026. While the shift toward the PBP channel continued, the impact was more than offset by higher production volumes, operating efficiencies, and increased contribution from PBP supplies.

Operating expenses

Research and development expenses generally increased over the periods presented, reflecting higher clinical trial related expenses, engineering, materials, third-party consulting and payroll-related costs to support ongoing product development and enhancement efforts.

Sales and marketing expenses increased across the periods presented, primarily driven by higher payroll-related costs associated with expansion of the sales force and customer care team, as well as increased marketing and education efforts.

General and administrative expenses generally increased over the periods presented, primarily due to higher payroll-related costs, public company expenses, including audit, legal and insurance services, and increased operational overhead to support business growth.

Adjusted EBITDA

Adjusted EBITDA declined in the first quarter of 2026 and 2025 compared to the fourth quarter of 2025 and 2024, primarily reflecting lower net sales due to seasonal factors and continued increases in operating expenses, including stock-based compensation and headcount-related costs. Across the remaining periods, adjusted EBITDA generally improved as revenue growth, improving gross margins and operating leverage offset increases in operating expenses. Variability across prior periods was also impacted by discrete items, including a milestone payment to Xeris in the fourth quarter of 2024 and quality system remediation expenses in the fourth quarter of 2025 and first quarter of 2026.

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

To date, we have funded our operations primarily through equity financings, including our initial public offering completed in January 2025, as well as revenue generated from the sale of the iLet and related single-use products. We have also received payments under collaboration agreements and government grants. As of March 31, 2026, we had cash, cash equivalents and short-term and long-term investments of $239.5 million.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(23,832)	$(19,975)
Net cash provided by (used in) investing activities	21,839	(179,122)
Net cash provided by financing activities	623	211,119
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,370)	$12,022

Operating Activities

Net cash used in operating activities was $23.8 million for the three months ended March 31, 2026, compared to $20.0 million for the three months ended March 31, 2025. The increase in net cash used of $3.8 million was primarily driven by the impact of a $12.5 million non-cash benefit from the change in fair value of warrant liabilities in the prior year period that did not recur due to the net exercise of warrant liabilities upon IPO in January 2025, partially offset by a lower net loss and higher stock-based compensation expense in the current period. Working capital used $8.2 million of cash in the three months ended March 31, 2026, compared to $6.5 million in the prior year period. The increase in cash outflow for working capital was primarily due to $3.2 million more spend in accounts payable due to timing of vendor payments, $1.6 million decrease to accounts receivable driven by higher net sales partially offset by improved collections, and $0.3 million less of an increase to deferred revenue compared to the prior year period. These increases to cash outflows were offset by a $2.5 million increase to prepaid expenses due to an increase in prepaid materials due to long lead times and $0.8 million reduction in inventory-related cash outflows, driven by improved demand visibility and more efficient scaling of inventory purchases.

Investing Activities

Net cash provided by investing activities was $21.8 million for the three months ended March 31, 2026, compared to net cash used of $179.1 million for the three months ended March 31, 2025. The increase was primarily driven by reduced investment activity in the current period following the deployment of IPO proceeds in the prior year. Specifically, purchases of short-term investments decreased by $142.9 million and purchases of long-term investments decreased by $39.1 million, while proceeds from maturities and redemptions of short-term investments increased by $20.0 million. These changes reflect the timing of maturities of previously purchased U.S. Treasury securities and the reinvestment of a portion of those proceeds into longer-duration investments as part of the Company’s ongoing cash management strategy. This is offset by an increase in purchases of property and equipment by $1.0 million to support further development of our patch pump.

Financing Activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2026, compared to $211.1 million for the three months ended March 31, 2025. The decrease of $210.5 million was primarily due to the IPO-related financing activities in the prior year period, which included $195.4 million in net proceeds from the Company’s IPO and $15.6 million from the concurrent private placement, and a significant amount of stock option exercises subsequent to the Company's IPO. Financing activities in the current period consisted primarily of proceeds from stock option exercises, with no other significant financing activities during the period.

Future Funding Requirements

We expect our expenses to increase gradually in connection with our ongoing activities. The timing and amount of our funding requirements will depend on many factors, including:

•
the cost of maintaining FDA clearance for the iLet as an automated insulin dosing system cleared for the treatment of T1D in adults and children six years of age and older, including updates and revisions to our quality system;

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

Contractual Obligations and Other Commitments

Leases

We have entered into various non-cancelable operating leases for certain office, laboratory and manufacturing space. The leases have varying initial lease terms of approximately 1-6 years. For additional information, see Notes 2 and 14 of our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Research and Development Costs

In May 2024, in connection with research and development activities, we entered into an exclusive worldwide Collaboration and License Agreement with Xeris which contains a number of contractual obligations. In consideration for the licenses and other rights granted to us under the Collaboration and License Agreement, we paid Xeris a one-time, non-refundable payment of $0.5 million and a one-time, non-refundable milestone payment of $3.0 million for the achievement of certain developmental milestones.

In connection with entering into Phase 2 of the collaboration, we ordered and paid for clinical material totaling $0.9 million. In connection with entering into Phase 3 of the collaboration, we expect to incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling $5.1 million. As of March 31, 2026, we have completed payments totaling $4.0 million. The payments were initially recognized in prepaid expense and other current assets in the balance sheets and a portion of the payment was expensed to research and development related to the services completed. In addition, we are required to pay tiered royalties of low double-digit percentages based on net sales of glucagon products, subject to certain reductions. We may continue to incur costs as we progress into Phase 2 and Phase 3 clinical trials. For additional information, see “Business—License and Collaboration Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025. We expect to continue to incur costs as development activities progress.

Royalty Obligations

In connection with the development, production and sale of the iLet, we have entered into certain agreements that obligate us to pay royalties based on specific production or net sales metrics. Among other obligations, certain license agreements with BU require us to pay quarterly royalties of a mid-single-digit percentage based on net sales (and royalties of a low double-digit percentage of net sales by sublicensees), of any products licensed under the agreements, which royalties are creditable against the minimum royalty amount. For additional information on these license agreements with BU, see “Business—License and Collaboration Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, we have not identified any material changes to these agreements or the related royalty obligations described above.

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

Revenue Recognition

Our revenue from contracts with customers is generated from the iLet and single-use products that are used together with the iLet, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Our primary customers are distributors and pharmacy partners who sell our products to insulin-requiring PWD. We recognize revenue when we transfer control of the promised goods or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services, net of estimated returns and estimated variable consideration. Variable consideration related to pharmacy rebates and chargebacks is accounted for as a reduction in revenue and is estimated based on contractual arrangements, actual sales of products qualifying for rebates or chargebacks, and historical payments made related to pharmacy rebates and chargebacks. Estimates associated with pharmacy rebates and chargebacks on products sold are the most significant component of our variable consideration estimates and most at risk for material adjustment because of the time delay between the recording of the provision and its ultimate settlement, an interval that generally ranges from 30 to 90 days. Due to this time lag, in any given period, our adjustments to reflect actual amounts can incorporate changes of estimates related to prior periods. The amount of variable consideration that is included in the transaction price is estimated and is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If the actual amounts of consideration that we receive differ from estimates, we adjust these estimates, which affects reported revenue, in the period that such variances become known or at the end of each reporting period.

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

•
Fair Value of Our Common Stock—The fair value of stock-based awards is determined based on the market price of our common stock on the date of grant.
•
Expected Volatility—Expected volatility is derived from the average historical stock volatilities of several public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
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

Forfeitures are accounted for as they occur.

See Part I. Item 1. Note 11 of our unaudited condensed financial statements included elsewhere in this Quarterly Report for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of these assumptions involve inherent uncertainties and generally require significant analysis and judgment to develop. Changes in these assumptions can materially impact the fair value and ultimately how much stock-based compensation expense is recognized.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, management, with the participation of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Refer to the “Item 1A. Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. There have been no material changes to the risk factors disclosed in the aforementioned Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan

During the three months ended March 31, 2026, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Total Shares to be Sold	Expiration Date
Christy Jones, Director	Adoption	February 19, 2026	X	15,157	December 31, 2026
Adam Lezack, Chairperson	Adoption	February 19, 2026	X	1,998	June 30, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42491	3.1	01/31/25
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-284147	3.4	01/06/25
4.1	Form of Common Stock Certificate.	S-1/A	333-284147	4.1	01/22/25
4.2	Amended and Restated Investor Rights Agreement, dated November 8, 2024, by and among the Registrant and certain of its stockholders.	S-1	333-284147	4.2	01/06/25
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

BETA BIONICS, INC.

Date: April 21, 2026	By:	/s/ Sean Saint
Sean Saint
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephen Feider
Stephen Feider
Chief Financial Officer (Principal Financial and Accounting Officer)