Form 10-Q
period 2026-06-30
Beta Bionics, Inc.
filed 2026-07-29
CIK 1674632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the Registrant’s Common Stock outstanding as of July 27, 2026 was 44,989,688.

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
•
our research and development, regulatory approval and commercialization of existing products and any future products and related timing;
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

PART I. Financial Information

Item 1. Financial Statements.

BETA BIONICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except number of shares)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,318	$31,576
Restricted cash, current	100	100
Short-term investments	136,171	187,549
Accounts receivable, net	18,053	17,118
Inventories	23,918	21,722
Prepaid expenses and other current assets	8,474	9,840
Total current assets	231,034	267,905
Property and equipment, net	10,748	8,600
Operating lease right-of-use asset	5,816	6,627
Long-term investments	44,648	45,431
Other long-term assets	141	180
Total assets	$292,387	$328,743

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,351	$4,998
Accrued expenses and other current liabilities	17,194	22,431
Operating lease liabilities	1,591	1,938
Deferred revenue	1,881	1,557
Total current liabilities	26,017	30,924
Operating lease liabilities, net of current portion	4,921	5,365
Deferred revenue, net of current portion	3,454	3,297
Other long-term liabilities	1,629	1,547
Total liabilities	36,021	41,133
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 700,000,000 shares authorized; 44,981,606 and 44,360,873 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5	4
Additional paid-in capital	671,986	657,140
Accumulated other comprehensive income (loss)	(390)	403
Accumulated deficit	(415,235)	(369,937)
Total stockholders’ equity	256,366	287,610
Total liabilities and stockholders’ equity	$292,387	$328,743

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except number of shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$32,013	$23,238	$59,639	$40,877
Cost of sales	13,111	10,735	24,300	19,403
Gross profit	18,902	12,503	35,339	21,474
Operating expenses:
Research and development	10,240	8,873	20,596	16,463
Sales and marketing	24,640	15,623	45,375	29,025
General and administrative	9,600	7,879	19,217	14,500
Total operating expenses	44,480	32,375	85,188	59,988
Loss from operations	(25,578)	(19,872)	(49,849)	(38,514)
Other income (expense):
Interest income	2,177	3,005	4,553	5,441
Other expense	(2)	(2)	(2)	(2)
Change in fair value of warrant liabilities	—	—	—	(12,450)
Total other income (expense), net	2,175	3,003	4,551	(7,011)
Net loss	$(23,403)	$(16,869)	$(45,298)	$(45,525)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term and long-term investments	(294)	(91)	(793)	84
Comprehensive loss	$(23,697)	$(16,960)	$(46,091)	$(45,441)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.39)	$(1.02)	$(1.23)
Weighted-average common shares outstanding, basic and diluted	44,545,293	43,390,652	44,554,141	37,087,726

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except number of shares)

Six months ended June 30, 2026

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	—	$—	44,360,873	$4	$657,140	$403	$(369,937)	$287,610
Vesting of restricted stock units	—	—	303,628	—	—	—	—	—
Stock option exercises	—	—	224,900	1	1,196	—	—	1,197
Issuance of common stock for employee stock purchase plan	—	—	92,205	—	1,228	—	—	1,228
Stock-based compensation expense	—	—	—	—	12,422	—	—	12,422
Unrealized gain (loss) on short-term investments	—	—	—	—	—	(793)	—	(793)
Net loss	—	—	—	—	—	—	(45,298)	(45,298)
Balance at June 30, 2026	—	$—	44,981,606	$5	$671,986	$(390)	$(415,235)	$256,366

Three months ended June 30, 2026

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2026	—	$—	44,561,695	$5	$663,168	$(96)	$(391,832)	$271,245
Vesting of restricted stock units	—	—	231,012	—	—	—	—	—
Stock option exercises	—	—	96,694	—	574	—	—	574
Issuance of common stock for employee stock purchase plan	—	—	92,205	—	1,228	—	—	1,228
Stock-based compensation expense	—	—	—	—	7,016	—	—	7,016
Unrealized gain (loss) on short-term investments	—	—	—	—	—	(294)	—	(294)
Net loss	—	—	—	—	—	—	(23,403)	(23,403)
Balance at June 30, 2026	—	$—	44,981,606	$5	$671,986	$(390)	$(415,235)	$256,366

Six months ended June 30, 2025

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	17,228,954	$321,373	6,667,793	$1	$51,311	$65	$(296,737)	$(245,360)
Conversion of convertible preferred stock into common stock on initial public offering	(17,228,954)	(321,373)	19,827,003	2	321,371	—	—	321,373
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs of $21.7 million	—	—	12,475,000	1	190,378	—	—	190,379
Issuance of common stock under private placement offering, net of offering costs of $1.4 million			1,000,000	—	15,591	—	—	15,591
Reclassification of convertible preferred stock and common stock warrants into common stock on initial public offering	—	—	3,369,473	—	57,348	—	—	57,348
Vesting of restricted stock units	—	—	104,490	—	—	—	—	—
Stock option exercises	—	—	21,377	—	140	—	—	140
Stock-based compensation expense	—	—	—	—	7,603	—	—	7,603
Unrealized gain (loss) on short-term investments	—	—	—	—	—	84	—	84
Net loss	—	—	—	—	—	—	(45,525)	(45,525)
Balance at June 30, 2025	—	$—	43,465,136	$4	$643,742	$149	$(342,262)	$301,633

Three months ended June 30, 2025

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2025	—	$—	43,353,890	$4	$638,901	$240	$(325,393)	$313,752
Conversion of convertible preferred stock into common stock on initial public offering	—	—	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts and commissions and offering costs of $21.7 million	—	—	—	—	—	—	—	—
Issuance of common stock under private placement offering, net of offering costs of $1.4 million			—	—	—	—	—	—
Reclassification of convertible preferred stock and common stock warrants into common stock on initial public offering	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	104,490	—	—	—	—	—
Stock option exercises	—	—	6,756	—	42	—	—	42
Stock-based compensation expense	—	—	—	—	4,799	—	—	4,799
Unrealized gain (loss) on short-term investments	—	—	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	—	—	(16,869)	(16,869)
Balance at June 30, 2025	—	$—	43,465,136	$4	$643,742	$149	$(342,262)	$301,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

BETA BIONICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(45,298)	$(45,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,294	650
Provision for expected credit losses	16	—
Stock-based compensation expense	12,422	7,603
Net provision (recovery) for excess and obsolete inventory	(179)	347
Change in fair value of warrant liabilities	—	12,450
Amortization of premium (discount) on short-term and long-term investments	181	(1,730)
Amortization of operating lease right-of-use asset	811	607
Changes in operating assets and liabilities:
Accounts receivable	(951)	601
Inventories	(2,017)	(4,350)
Prepaid expenses and other current assets	1,366	(3,605)
Other long-term assets	39	6
Accounts payable	(471)	471
Accrued expenses and other current liabilities	(5,439)	(2,550)
Other long-term liabilities	82	1,011
Operating lease liability	(791)	(567)
Deferred revenue	481	1,012
Net cash used in operating activities	(38,454)	(33,569)
Cash flows from investing activities:
Purchases of short-term investments	—	(190,768)
Purchases of long-term investments	(44,812)	(31,069)
Proceeds from maturities and redemptions of short-term investments	96,000	51,000
Purchases of property and equipment	(2,416)	(2,112)
Net cash provided by (used in) investing activities	48,772	(172,949)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of underwriting discounts, commissions and issuance costs	—	195,430
Proceeds from the issuance of common stock from private placement, net of issuance costs	—	15,591
Proceeds from stock option exercises and employee stock purchase plan issuances	2,424	140
Net cash provided by financing activities	2,424	211,161
Net increase in cash, cash equivalents and restricted cash	12,742	4,643
Cash, cash equivalents and restricted cash at beginning of period	31,676	30,532
Cash, cash equivalents and restricted cash at end of period	$44,418	$35,175

Supplemental disclosure of non-cash investing and financing information:
Reclassification of long-term investments to short-term investments	$45,322	$79,838
Conversion of convertible preferred stock upon initial public offering	$—	$321,373
Conversion of warrants net exercise upon initial public offering	$—	$57,348
Reclassification of deferred offering costs to equity upon initial public offering	$—	$5,051
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,318	$35,075
Restricted cash	100	100
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$44,418	$35,175

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

Short-Term Investments

The Company classifies its short-term investments as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss. The Company determines realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the statements of operations and comprehensive loss. The Company periodically evaluates its short-term investments for credit losses, considering the significance of the decline in value and the market and economy in general. The Company has not recognized any impairment losses related to its short-term investments during the six months ended June 30, 2026 and 2025. All short-term investments are classified as current based on the nature of the investments and their availability for use in current operations.

Long-Term Investments

Long-term investments include U.S. Treasury securities with maturities of 12 months or more. The Company classifies its long-term investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with net unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss. The Company determines realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income (expense), net within the statements of operations and comprehensive loss. The Company periodically evaluates its available-for-sale securities in unrealized loss positions to determine whether a credit loss exists. If a U.S. Treasury security has an unrealized loss and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the Company will recognize an impairment charge in other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security. The Company has not recognized any impairment losses related to its long-term investments during the six months ended June 30, 2026 and 2025. All long-term investments are classified as noncurrent based on the nature of the investments.

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

The Company is exposed to concentration risk as it relates to its customers. The following table summarizes the percentages of total sales and accounts receivable, net for customers who accounted for 10% or more of the respective amounts for the periods presented:

	Net Sales		Net Sales		Accounts Receivable, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Distributor A	14.6%	15.6%	12.7%	14.2%	16.6%	14.7%
Distributor B	10.8%	13.4%	10.9%	13.4%	*	*
Distributor C	*	15.0%	*	14.8%	*	*
Distributor D	*	10.0%	10.0%	10.6%	*	*
Distributor E	*	*	*	*	15.0%	14.0%
Distributor F	*	*	*	*	17.7%	19.4%
Distributor G	14.4%	13.8%	15.9%	12.4%	*	10.9%
Distributor H	21.3%	*	19.5%	*	17.1%	16.0%

* Amount related to the respective customer represented less than 10% for the period presented.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

Leases

Leases include all agreements in which the Company obtains control of an identified asset. A lease liability is recognized at commencement date based on the present value of the lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; otherwise, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement (see Note 14).

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

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a total company basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The measure of segment assets is presented as total assets in the balance sheets. The Company has concluded that gross profit and net income (loss) are the primary measures of segment profit or loss used by the CODM. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on net income (loss) as reported in the statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein. During the six months ended June 30, 2026 and 2025, the Company did not generate any international revenues and as of June 30, 2026 and December 31, 2025, the Company did not have a material amount of assets located outside of the United States.

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

Revenue Recognition for Arrangements with Multiple Performance Obligations

The Company considers the individual deliverables in its contracts with customers as separate performance obligations. The iLet and single-use products that are used together with the iLet are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which typically is upon shipment. The Company has determined that the user’s ability to access the mobile application and receive unspecified software updates through the mobile application are considered distinct performance obligations that are satisfied over time, as access and support are provided throughout the typical four-year warranty period of the iLet. Accordingly, revenue related to access to the mobile application and unspecified software updates is deferred and recognized ratably over a four-year period. Given that access to the mobile application and unspecified software updates follow the same pattern of transfer to the customer and are provided over the same four-year period, the Company recognizes revenue for these performance obligations as if they were a single performance obligation.

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

Reconciliations of the changes in the Company’s product warranty liability for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Product warranty liability at beginning of period	$3,168	$871	$3,154	$657
Warranty expense	669	1,754	1,134	2,360
Warranty fulfillment	(549)	(563)	(1,000)	(955)
Product warranty liability at end of period	$3,288	$2,062	$3,288	$2,062

As of June 30, 2026 and December 31, 2025, total product warranty reserves were included in the following balance sheet accounts:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued expenses and other current liabilities	$1,659	$1,607
Other long-term liabilities	1,629	1,547
Total warranty reserve	$3,288	$3,154

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding during the period, unless their effect is anti-dilutive. Potentially dilutive securities include stock options and restricted stock units. The amounts presented below represent potentially dilutive securities outstanding as of the end of each period, including both vested and unvested awards, that were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

	Six Months Ended June 30,
	2026	2025
Stock options to purchase common stock	6,913,527	7,232,527
RSUs	2,424,161	887,963
Total	9,337,688	8,120,490

For the three and six months ended June 30, 2026 and 2025, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position in each period.

Recently Adopted Accounting Pronouncements

In July 2025, FASB issued ASU 2025-05, Credit Losses (Topic 326) – Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions. The Company adopted ASU 2025-05 on January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

During the three and six months ended June 30, 2026 and 2025, the Company’s revenues were predominantly generated from sales of the iLet. The iLet requires the use of separately purchased single-use products which include cartridges for storing and delivering insulin, and infusion sets that connect the iLet to the user’s body. These single-use products generate recurring revenue for the Company, as these are typically replaced by the end-user every 2-3 days or as directed by a healthcare provider.

The Company’s customers are distributors and pharmacies who sell these products to insulin-requiring PWD, through the durable medical equipment (“DME”) and the pharmacy benefit plan (“PBP”) reimbursement channels, which entail differing payment outlays. For the three and six months ended June 30, 2026 and 2025, the majority of the Company’s sales were through the DME channel.

The following table summarizes the Company’s disaggregated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
DME channel
iLet(1)	$12,651	$13,414	$22,740	$23,042
Single-use products	7,762	5,230	14,596	9,429
Total DME channel	20,413	18,644	37,336	32,471

PBP channel
iLet(1)	221	205	686	711
Single-use products	11,379	4,389	21,617	7,695
Total PBP channel	11,600	4,594	22,303	8,406
Total net sales	$32,013	$23,238	$59,639	$40,877

(1)
iLet includes the over-time recognition related to software updates and mobile app access.

The Company recognizes revenue at a point in time once control has transferred to the customer, as well as over time for the performance obligation to provide ongoing services such as unspecified software updates. Revenue recognized during the six months ended June 30, 2026 that was included in the deferred revenue balance as of December 31, 2025 was approximately $0.8 million.

At June 30, 2026 and December 31, 2025, $5.3 million and $4.9 million, respectively, were recorded as deferred revenue on the accompanying balance sheets for the portion of the transaction price allocated to performance obligations that were not yet satisfied. At June 30, 2026 and December 31, 2025, of the performance obligations not yet satisfied, $1.9 million and $1.6 million for each period, respectively, is expected to be recognized as revenue in the next 12 months, with the remainder expected to be recognized over the next 36 months. At June 30, 2026 and December 31, 2025, the $5.3 million and $4.9 million, respectively, relate to amounts deferred associated with the unspecified software updates promised to users and the users' access to the mobile application.

4.
Financial Instruments and Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements at
	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents:
Money market fund	$41,460	$—	$—	$41,460
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury securities	136,171	—	—	136,171
Long-term investments
U.S. Treasury securities	44,648	—	—	44,648
Total assets	$222,379	$—	$—	$222,379

	Fair Value Measurements at
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents:
Money market fund	$26,249	$—	$—	$26,249
Restricted cash:
Money market fund	100	—	—	100
Short-term investments
U.S. Treasury securities	187,549	—	—	187,549
Long-term investments
U.S. Treasury securities	45,431	—	—	45,431
Total assets	$259,329	$—	$—	$259,329

Money market funds and U.S. Treasury securities were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the six months ended June 30, 2026 and 2025. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the six months ended June 30, 2026 and 2025.

Warrant Liabilities

In connection with the Company’s initial public offering ("IPO") in January 2025, all outstanding warrant liabilities were remeasured and subsequently net exercised and reclassified to stockholders’ equity. No warrant liabilities were outstanding as of June 30, 2026 or December 31, 2025.

5.
Short-Term and Long-Term Investments

The following represents a summary of the estimated fair value of short-term and long-term investments at June 30, 2026 and December 31, 2025:

	Fair Value Measurements at
	June 30, 2026
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury securities	$136,348	—	$(177)	$136,171
Long-term investments
U.S. Treasury securities	44,861	—	(213)	44,648
Total	$181,209	$—	$(390)	$180,819

	Fair Value Measurements at
	December 31, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Short-term investments
U.S. Treasury securities	$187,167	$382	$—	$187,549
Long-term investments
U.S. Treasury securities	45,411	20	—	45,431
Total	$232,578	$402	$—	$232,980

As of June 30, 2026, all available-for-sale debt securities in an unrealized loss position had been in a continuous unrealized loss position for less than 12 months. There were no available-for-sale debt securities in an unrealized loss position as of December 31, 2025.

The following represents the contractual maturities of available-for-sale debt securities as of June 30, 2026:

	Fair Value Measurements at
	June 30, 2026
	Years to Maturity
	Within One	One to Two	More Than Two	Estimated
	Year	Years	Years	Fair Value
	(in thousands)
U.S. Treasury securities	$136,171	$44,648	$—	$180,819
Total	$136,171	$44,648	$—	$180,819

6.
Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Accounts receivable	$18,225	$17,274
Less: allowance for credit losses	(172)	(156)
Accounts receivable, net	$18,053	$17,118

Accounts receivable are stated at the amount expected to be collected. The allowance for credit losses reflects expected losses on accounts receivable based primarily on historical experience and customer credit quality. The allowance for credit losses and related write-offs were not material for the periods presented.

7.
Inventories

Inventories consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$8,599	$8,556
Work in process	2,246	2,750
Finished goods	13,073	10,416
Total inventories	$23,918	$21,722

8.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Prepaid expenses	$6,275	$7,064
Interest receivable	1,906	2,511
Income tax receivable and other current assets	293	265
Prepaid expenses and other current assets	$8,474	$9,840

9.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Manufacturing equipment	$12,030	$9,247
Leasehold improvements	2,859	830
Furniture	939	939
Construction in progress	1,969	3,339
Total cost	17,797	14,355
Less: Accumulated depreciation and amortization	(7,049)	(5,755)
Property and equipment, net	$10,748	$8,600

Depreciation expense was $1.3 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

10.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Employee compensation and benefits	$9,950	$12,656
Sales returns, rebates and patient assistance	2,087	3,161
Professional fees	1,704	1,713
Warranty	1,659	1,607
Royalties	826	1,005
Inventory in transit	414	1,961
Other	554	328
Accrued expenses and other current liabilities	$17,194	$22,431

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

2025 Equity Incentive Plan

The Company maintains the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective in January 2025. The 2025 Plan provides for the grant of incentive stock options, restricted stock units and other equity-based awards to employees, directors and consultants. The 2025 Plan replaced the 2016 Plan, and no further awards are granted under the 2016 Plan. A total of 12,016,744 shares of common stock were initially reserved for issuance under the 2025 Plan. As of June 30, 2026, 14,234,787 shares of common stock were reserved for issuance under the 2025 Plan.

Stock Options

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option pricing model to determine the grant-date fair value of stock options granted:

	Six Months Ended June 30,
	2026	2025
Weighted average grant date fair value per share	$8.00	$13.99
Risk-free interest rate	3.65%	4.26%
Expected term (in years)	5.84	5.97
Expected volatility	70.55%	96.84%
Expected dividend yield	0%	0%

The following table summarizes stock option activity for the six months ended June 30, 2026:

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2025	6,453,036	$9.87	7.4	$141,925
Granted	817,846	$12.37
Exercised	(224,900)	$5.55
Forfeited or cancelled	(132,455)	$14.06
Expired	—	$—
Outstanding at June 30, 2026	6,913,527	$10.23	7.2	$40,962
Vested and expected to vest at June 30, 2026	6,913,527	$10.23	7.2	$40,962
Options exercisable at June 30, 2026	4,212,144	$8.72	6.4	$30,532

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $1.9 million and $0.2 million, respectively.

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $8.00 per share and $13.99 per share, respectively. The total fair value of stock options vested during the six months ended June 30, 2026 and 2025 was $4.8 million and $4.3 million, respectively.

The following table summarizes the non-vested stock options that were outstanding as of June 30, 2026 and December 31, 2025:

		Weighted- Average
	Number of Options	Exercise Price

Non-vested options, June 30, 2026	2,701,383	$12.56
Non-vested options, December 31, 2025	2,840,777	$12.21

Restricted Stock Units

The following table summarizes RSU activity under the Company's incentive plans for the six months ended June 30, 2026:

		Weighted- Average
	Number of Shares	Grant Date Fair Value

RSUs outstanding, December 31, 2025	753,885	$15.12
Granted	2,103,481	$12.71
Vested	(303,628)	$13.92
Cancelled	(129,577)	$13.84
RSUs outstanding, June 30, 2026	2,424,161	$13.24

Stock-Based Compensation Expense

Stock-based compensation expense by type and financial statement line is included in the Company’s statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Options	$3,328	$3,122	$6,519	$5,605
RSUs	3,175	1,677	5,170	1,998
Employee stock purchase plan	513	—	733	—
Total stock-based compensation expense	$7,016	$4,799	$12,422	$7,603

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of sales	$206	$153	$370	$259
Research and development	1,636	924	2,774	1,426
Sales and marketing	2,239	1,314	3,854	2,115
General and administrative	2,935	2,408	5,424	3,803
Total stock-based compensation expense	$7,016	$4,799	$12,422	$7,603

As of June 30, 2026, total unrecognized stock-based compensation expense related to the unvested options was $24.5 million, which is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2026, total unrecognized stock-based compensation expense related to the unvested RSUs was $30.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by the Board in January 2025. The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Eligible employees may contribute, through payroll deductions, up to 15% of their earnings for the purchase of common stock under the ESPP. The purchase price of common stock under the ESPP is the lesser of: (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase, limited to the maximum number of shares they may purchase on any single purchase date. Each offering under the ESPP has a six-month duration, beginning on January 1 and July 1 of each year, with purchases occurring on June 30 and December 31, respectively. The initial offering period under the ESPP commenced on January 1, 2026, and the first purchase under the ESPP occurred on June 30, 2026. A total of 410,000 shares of common stock were initially reserved for issuance under the ESPP. As of June 30, 2026, 853,608 shares of common stock were reserved for issuance under the ESPP, including shares added pursuant to the annual evergreen provision.

12.
Employee Benefit Plan

The Company maintains a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees. Each participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. Under the terms of the Plan, the Company matches 100% of the first 6% of employee contributions. During the six months ended June 30, 2026 and 2025, the Company contributed $1.9 million and $1.4 million, respectively, to the 401(k) Plan.

13.
Income Taxes

During the six months ended June 30, 2026 and 2025, the Company did not record income tax benefits for the net operating losses (“NOLs”) incurred or for the research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from those items. The Company does not have any foreign operations and therefore has no foreign income taxes.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease cost–fixed	$516	$418	$1,045	$833
Operating lease cost–variable	63	40	98	84
Short-term lease expense	14	4	27	8
Total lease expense	$593	$462	$1,170	$925

Cash paid for amounts included in the measurement of operating lease liabilities was $1.0 million and $0.8 million, respectively, for the six months ended June 30, 2026 and 2025.

The weighted-average remaining lease term and discount rate were as follows:

June 30, 2026
Weighted-average remaining lease term	5.06
Weighted-average discount rate	6.86%

Future lease payments under non-cancellable leases as of June 30, 2026 were as follows:

(in thousands)
Year Ending December 31,
2026	983
2027	1,418
2028	1,384
2029	1,092
2030	1,136
Thereafter	1,782
Total future lease payments	$7,795
Less: imputed interest	(1,283)
Total lease liabilities	$6,512

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

In connection with clinical development activities, the Company entered into the Clinical Supply Agreement with Xeris and incurred $0.9 million of costs for Phase 2 clinical materials during 2024, with the remaining balance paid in 2025. In May 2026, the Company entered into a letter agreement under the Clinical Supply Agreement with Xeris for additional Phase 2 clinical material, including a one-time non-refundable payment of $0.5 million and reimbursement of certain internal and travel costs. In connection with entering into Phase 3 of the collaboration, the Company expects to incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling up to $5.1 million. As of June 30, 2026, the Company has completed payments totaling $4.0 million. Amounts are initially recorded as prepaid expenses and recognized as research and development expense as the related services are performed. The Company may incur additional research and development expenses and, upon commercialization, royalty obligations under these agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report, our financial statements and the related notes thereto for the fiscal year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our planned investments in our research and development, sales and marketing and general and administrative functions, and our current plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in both our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report to the “Company,”“we,” “us” and “our” refer to Beta Bionics, Inc.

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

Our initial commercialization efforts for the iLet are in type 1 diabetes (T1D), an indication for which we received FDA clearance in patients six and older in May 2023, in the United States. According to the Centers for Disease Control and Prevention (CDC), there are approximately 1.9 million people with T1D currently in the United States, all of whom require daily insulin replacement to manage their disease. We believe that one of the principal causes of suboptimal outcomes as it relates to disease management is the complexity of the user experience with most currently available insulin pumps and hybrid closed-loop systems, which has kept the majority of PWD from adopting them despite the improved disease management they can offer. We believe that approximately one-third of people with T1D in the United States utilize insulin pumps or hybrid closed-loop systems to receive their daily insulin, while the majority receive their daily insulin via MDI, which is less complex, but often less effective, and has been shown to be associated with higher HbA1c levels. Our initial commercial results suggest that the iLet’s value proposition is resonating strongly within the MDI population as approximately 69% and 71% of the iLet’s adoption during the six months ended June 30, 2026 and 2025, respectively, came from PWD who were previously utilizing MDI.

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

By contrast, PBP reimbursement requires the user and insurance carrier to make a small upfront payment and reimbursement, respectively, for the iLet, allowing for a potentially higher rate of adoption by PWD. The insurance carrier then makes larger reimbursement payments for the purchase of single-use products, with the user’s payments for the single-use products being generally consistent with what the user would likely pay for single-use products in DME reimbursement. As a result, we recognize a small amount of revenue at or around the date the iLet is sold in the PBP channel and we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to then start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For the six months ended June 30, 2026 and 2025, PBP channel sales represented 37% and 21% of net sales, respectively.

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

In addition to our commercialized product and to maintain our competitive position in the marketplace, we intend to continue investing in disruptive technologies through our experienced research and development team. We are developing Mint, a next-generation, tubeless insulin patch pump designed to provide the same adaptive closed-loop automation of the iLet in a discreet, wearable format. The device features a two-part design, including a reusable controller that houses the electronics and adaptive algorithm paired with a disposable cartridge. The system will be waterproof, smartphone-controlled through iOS and Android applications, and designed for efficient large-scale manufacturing with reduced environmental waste. We expect Mint to expand the addressable insulin delivery market, particularly among people seeking a tubeless form factor reimbursed through the pharmacy channel. Subject to receiving FDA 510(k) clearance as an alternate controller enabled (ACE) pump, we expect to fully commercialize Mint by the end of the second quarter of 2027.

We are also in the early stages of developing a first-of-its-kind bihormonal system of the iLet, which combines automated delivery of insulin and glucagon, the BG-raising hormone that protects against low blood sugar, or hypoglycemia, with adaptive closed-loop algorithms where all doses of both hormones are autonomously determined. As part of our development plans, in September 2025, we completed a clinical trial in Canada assessing the pharmacokinetics (PK) and pharmacodynamics (PD) of our glucagon product candidate (also referred to as the glucagon asset, and referred to herein as the PK-PD Trial). The completion of the PK-PD Trial enables us to bridge our previous bihormonal clinical data to our glucagon product candidate. We believe that the results from the PK-PD Trial are supportive of the continued development of our glucagon product candidate for use in our bihormonal system of the iLet. In the fourth quarter of 2025, we completed our first-in-human Phase 2a feasibility trial in New Zealand evaluating the integrated bihormonal system, including the glucagon formulation, pump, and dosing algorithms. In the first quarter of 2026, we initiated an additional Phase 2a feasibility trial to further evaluate the system, including the glucagon formulation, pump, and dosing algorithms. Based on the results from this feasibility work, we identified opportunities to improve the system, including the glucagon asset’s excipient profile and dosing algorithms. We are also pursuing the development of the iLet for expanded patient populations and indications, including people with type 2 diabetes (T2D). In July 2026, we began enrolling adults with T2D in a pivotal trial in the United States, with the goal of expanding the iLet’s indications for use to include adults with T2D around mid-year 2027, subject to regulatory clearance by the FDA.

License and Collaboration Agreements

Below is a summary of the key terms of certain of our license and collaboration agreements. For a more detailed description of these agreements, see “Business—License and Collaboration Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Device License Agreement with Boston University

We have a Device License Agreement with Boston University (BU) that requires ongoing royalty payments and other financial obligations related to products incorporating BU-licensed technology. Under the agreement, we are required to pay (i) quarterly royalties in the mid-single-digit percentage range based on net sales of licensed products by us and our affiliates, (ii) quarterly royalties in the low double-digit percentage range based on net sales by sublicensees, which are creditable against a minimum annual royalty amount, and (iii) quarterly lump-sum payments in the low double-digit percentage range based on certain non-royalty sublicensing revenue. We are also responsible for reimbursing BU for patent-related costs and may be required to pay an assignment fee in the event of a sale of substantially all assets related to the licensed technology. During the six months ended June 30, 2026, we continued to incur royalty and license-related costs under this agreement which were recorded as cost of sales or operating expenses, as applicable, and expect these costs to increase as sales volumes grow.

Control Algorithm License Agreement with Boston University

We have a Control Algorithm license agreement with BU covering automated control system technology incorporated into the iLet. Under the financial terms of the agreement, we are required to pay BU (i) quarterly royalties of a mid-single-digit percentage based on net sales by us and our affiliates, (ii) quarterly royalties of a low double-digit percentage based on net sales by sublicensees, in each case of (i) and (ii) creditable against a minimum annual royalty amount, and (iii) quarterly lump-sum payments of a low double-digit percentage of certain non-royalty sublicensing revenue received from sublicensees. We are also responsible for reimbursing patent-related costs and are required to make a one-time change-of-control payment of $65,000 if such an event occurs. During the six months ended June 30, 2026, we continued to incur royalty and license-related costs under this agreement and expect these costs to increase as sales volumes grow.

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

In connection with clinical development activities, we entered into the Clinical Supply Agreement with Xeris and incurred $0.9 million of costs for Phase 2 clinical materials during 2024, with the remaining balance paid in early 2025. In May 2026, we entered into a letter agreement under the Clinical Supply Agreement with Xeris for additional Phase 2 clinical material to support ongoing development activities for our bihormonal system. We expect to incur up to $5.1 million in additional development and manufacturing costs related to Phase 3 activities, of which $4.0 million had been paid as of June 30, 2026. Amounts are recorded as prepaid expenses and expensed to research and development as services are performed. The Company may incur additional research and development expenses and, upon commercialization, royalty obligations under these agreements

Development and Commercial Agreements

Below is a summary of the key terms of certain of our development and commercial agreements. For a more detailed description of these agreements, see “Business—Development and Commercial Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025.

We have a Commercialization Agreement and Development and Commercialization Agreement with DexCom, Inc. and Abbott Diabetes Care Inc., respectively, related to integrated automated insulin delivery systems. These agreements primarily involve shared development responsibilities and cross-licensing of technology and trademarks and do not require upfront payments, milestone payments, or ongoing royalty obligations. As a result, these arrangements have not had a material direct impact on our results of operations or cash flows to date, though they may affect future operating expenses associated with development, regulatory activities, and commercialization. As of June 30, 2026, there have been no material changes to the terms of these agreements or their impact on our results of operations or cash flows.

Key Factors Affecting Our Performance

Our ability to successfully address the factors below is subject to various risks and uncertainties, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and the risk factors described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We are pursuing a multi-channel coverage and reimbursement strategy to maximize access to the iLet within the T1D population, provide flexibility for PWD in choosing their device and provide PWD with advantageous coverage and reimbursement terms. We are working with payors to establish coverage and reimbursement under both the DME and PBP channels as we believe this strategy increases access and optimizes the potential for better medical outcomes for PWD through the adoption of the iLet. The DME and PBP channels for the iLet and its single-use products entail different payment outlays and therefore differentially impact PWD and our financial results. When considering the overall economics over the lifetime of each iLet, sales through the DME channel generally result in higher upfront cash flows from the large, upfront payment and reimbursement for the iLet, but lead to lower cash flows over time as the user purchases the necessary single-use products. By contrast, sales through the PBP channel generally result in lower upfront cash flows from the small payment and reimbursement for the iLet, but lead to higher cash flows over time as the user purchases the necessary single-use products. This is because single-use products under the PBP channel are sold at a much higher per unit cost than under the DME. As a result of a small amount of revenue recognized at or around the date the iLet is sold in the PBP channel, we absorb initial negative gross margin. iLet sales in the PBP channel are generally expected to start generating cumulative positive gross margin for us following the third month the user utilizes the iLet and continues to purchase single-use products. For the six months ended June 30, 2026 and 2025, PBP channel sales represented 37% and 21%, respectively, of net sales. When comparing sales through the DME and PBP channels, we expect sales through the PBP channel will have a more favorable economic impact on our financial results over the lifetime of the iLet. To the extent that our mix of channel reimbursement fluctuates, our financial results may vary from period to period.

Continued Investment In Growth and Innovation

Our revenue growth has been driven by rapid innovation and quick adoption of our products by our customer base. We intend to continue to make focused investments to increase revenue and grow our business, and therefore expect expenses in this area to increase.

We have invested, and will continue to invest, significantly in our manufacturing capabilities and commercial and customer support infrastructure. We expect that our 50,000 square foot facility in Irvine, California, which commenced operations in 2020, will have sufficient production capacity to support our anticipated clinical and commercial demand for the foreseeable future. We also plan to invest in sales and marketing activities, expect to incur additional general and administrative expenses and to have higher stock-based compensation expenses as we support our growth.

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies. We expect our business to be impacted by the introduction of new diabetes devices and treatments by us or our competitors. In order to maintain our competitive position in the marketplace, we intend, through our experienced research and development team, to continue investing in disruptive technologies, such as a patch pump and a bihormonal system of the iLet, as well as pursuing the development of the iLet for expanded patient populations and indications such as people with T2D.

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

Regulatory Approvals and Actions

The medical devices we manufacture are subject to laws and regulation by numerous regulatory bodies, including the FDA. The laws and regulations govern, among other things, the research and development, design, testing, manufacture, packaging, storage, recordkeeping, approval, labeling, promotion, post-approval monitoring and reporting, distribution and import and export of medical devices. Any adverse event involving any products that we distribute could result in future corrective actions, such as recalls or customer notifications, or regulatory agency actions, which could include warning letters, inspection, mandatory recalls or other enforcement actions. For example, in January 2026, we received a Warning Letter (“Warning Letter”) from the FDA following inspection of our facility in Irvine, California that occurred from June 9, 2025 through June 26, 2025. In the Warning Letter, the FDA cited deficiencies in the response letters we sent to the FDA following the FDA’s issuance of a Form 483, List of Inspectional Observations (“Form 483”) in June 2025. The Warning Letter highlights non-conformities observed by the FDA in relation to our Quality Management System, Medical Device Reporting, and Correction and Removals, which were previously communicated by the FDA in the Form 483. We have responded to the FDA regarding the Warning Letter and continue to work to address the FDA’s observations. In the future, we also intend to pursue additional products, such as Mint, our patch pump, and a bihormonal system of the iLet, as well as pursue the development of the iLet for expanded patient populations and indications such as people with T2D, which will increase our expenses and subject us to increased regulatory-related risks.

For additional information regarding regulatory approval and actions, including the Warning Letter and the Form 483, see the section titled “Business—Government Regulation and Product Approval” in Part I, Item 1. “Business” in our Annual Report on Form 10-K for the year ended December 31, 2025, the related risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and the risk factors described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Macroeconomic Factors, Global Supply Chain Challenges and Inventory

Our costs are subject to fluctuation, and we continue to evaluate contributing factors, specifically those leading to inflationary cost increases in logistics, price of raw materials, cost of labor, transportation and operating supplies. While we are experiencing higher raw material, labor, transportation, and operating supply costs, we intend to continue to work to improve productivity to help offset these costs as we navigate these global macroeconomic challenges, including tariffs or other trade measures, future bank failures, increased geopolitical tensions and conflicts, global pandemics, global economic conditions, including changes in monetary and fiscal policy, U.S. political developments and other sources of instability.

We currently rely on a number of suppliers who manufacture the components of the iLet and obtain them on a purchase order basis. We have a supply agreement with Unomedical for the production of infusion sets for our iLet, a contract manufacturing agreement with PMC SMART Solutions LLC (PMC) for the manufacture of our cartridge connectors and a supplier quality agreement with Maxon Precision Motors, Inc. (Maxon) for the supply of pump motors for our iLet. Unomedical, PMC and Maxon are our only suppliers of infusion sets, cartridge connections and pump motors, respectively. For additional information regarding the risks of our reliance on these suppliers, please see the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and the risk factors described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

To date, we have not experienced a material interruption in supply to our customers. However, there may be times at which we determine that our inventory does not meet our product requirements or we maintain an insufficient level of inventory. We may also over- or underestimate the quantities of required components, in which case we may expend extra resources or be constrained in the amount of end product that we can procure. These factors subject us to the risk of obsolescence and expiration, which may lead to impairment charges.

Components of Results of Operations

Net Sales

We generate product revenue from the sale of the iLet and single-use products that are used together with the iLet, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. We recognize revenue when control of the promised goods or services is transferred to our distributor and pharmacy partners, in an amount that reflects the consideration we expect to receive, net of estimated returns and variable consideration adjustments, including rebates, chargebacks and patient assistance, which differ by product and sales mix. Revenue is recognized either over time or at a point in time, depending on when control of the associated performance obligation is transferred to the customer.

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

Research and Development

Our research and development expenses include engineering and clinical trial activities for the iLet, regulatory efforts, personnel costs such as salaries, bonuses, stock-based compensation and benefits, payments under third-party license agreements, supplies, development prototypes, design and testing services, depreciation and allocated facilities and information technology expenses, all of which are expensed as incurred. We track research and development expenses by individual product candidate. We expect research and development expenses to increase significantly for the foreseeable future as we advance clinical development, pursue new products and indications including the bihormonal system, Mint, our patch pump, and potential T2D use, expand technical and operational staffing, make required payments under license arrangements, and establish commercial scale manufacturing capabilities.

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

Other Income (Expense)

Other income (expense) consists of miscellaneous income or expenses unrelated to our core operations.

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Net sales	$32,013	$23,238	$8,775	38%
Cost of sales(1)	13,111	10,735	2,376	22%
Gross profit	18,902	12,503	6,399	51%
Operating expenses:
Research and development(1)	10,240	8,873	1,367	15%
Sales and marketing(1)	24,640	15,623	9,017	58%
General and administrative(1)	9,600	7,879	1,721	22%
Total operating expenses	44,480	32,375	12,105	37%
Loss from operations	(25,578)	(19,872)	(5,706)	29%
Other income (expense):
Interest income	2,177	3,005	(828)	-28%
Other expense	(2)	(2)	—	*
Total other income (expense), net	2,175	3,003	(828)	-28%
Net loss	$(23,403)	$(16,869)	$(6,534)	39%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
Net sales	$59,639	$40,877	$18,762	46%
Cost of sales(1)	24,300	19,403	4,897	25%
Gross profit	35,339	21,474	13,865	65%
Operating expenses:
Research and development(1)	20,596	16,463	4,133	25%
Sales and marketing(1)	45,375	29,025	16,350	56%
General and administrative(1)	19,217	14,500	4,717	33%
Total operating expenses	85,188	59,988	25,200	42%
Loss from operations	(49,849)	(38,514)	(11,335)	29%
Other income (expense):
Interest income	4,553	5,441	(888)	-16%
Other expense	(2)	(2)	—	*
Change in fair value of warrant liabilities	—	(12,450)	12,450	-100%
Total other income (expense), net	4,551	(7,011)	11,562	-165%
Net loss	$(45,298)	$(45,525)	$227	0%

* Not meaningful

(1)
Includes stock-based compensation expense. See Note 11, Stock-Based Compensation, for stock-based compensation expense by financial statement line item.

Net Sales

Net sales for the three months ended June 30, 2026 was $32.0 million, compared to $23.2 million for the three months ended June 30, 2025. The increase in net sales of $8.8 million was primarily driven by an increase in the number of single-use products sold, correlated to the growth in our installed base, and growth in new patient starts. For the three months ended June 30, 2026, single-use products accounted for 60% of net sales, up from 41% for the three months ended June 30, 2025.

For the three months ended June 30, 2026, 64% of net sales were generated through the DME channel and 36% through the PBP channel, compared to 80% and 20%, respectively, for the three months ended June 30, 2025. The shift toward the PBP channel was driven by expanded pharmacy benefit coverage enabled through contracts with PBMs and their affiliated health plans, resulting in a higher proportion of new patient starts being reimbursed through this channel.

Net sales for the six months ended June 30, 2026 was $59.6 million, compared to $40.9 million for the six months ended June 30, 2025. This increase in net sales of $18.7 million was primarily driven by an increase in the number of single-use products sold, correlated to the growth in our installed base, and growth in new patient starts. For the six months ended June 30, 2026, single-use products accounted for 61% of net sales, up from 42% for the six months ended June 30, 2025.

For the six months ended June 30, 2026, 63% of net sales were generated through the DME channel and 37% through the PBP channel, compared to 79% and 21%, respectively, for the six months ended June 30, 2025. The shift toward the PBP channel was driven by expanded pharmacy benefit coverage, resulting in a larger percentage of new patient starts reimbursed through this channel.

Cost of Sales

Cost of sales for the three months ended June 30, 2026 was $13.1 million, compared to $10.7 million for the three months ended June 30, 2025. This increase of $2.4 million was primarily attributable to increased volumes of single-use products and pharmacy iLets.

Cost of sales for the six months ended June 30, 2026 was $24.3 million, compared to $19.4 million for the six months ended June 30, 2025. This increase of $4.9 million was primarily attributable to increased volumes of single-use products and pharmacy iLets.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2026 was $18.9 million, compared to $12.5 million for the three months ended June 30, 2025. Gross margin was 59% for the three months ended June 30, 2026, compared to 54% in the three months ended June 30, 2025. Gross profit increased by $6.4 million, primarily driven by higher sales volume. Gross margin improved year over year due to increased production scale, lower warranty expense and improved cost absorption.

Gross profit for the six months ended June 30, 2026 was $35.3 million, compared to $21.5 million for the six months ended June 30, 2025. Gross margin was 59% for the six months ended June 30, 2026, compared to 53% in the six months ended June 30, 2025. Gross profit increased by $13.8 million, primarily driven by higher sales volume. Gross margin improved year over year due to increased production scale, lower warranty expense and improved cost absorption.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 was $10.2 million, compared to $8.9 million for the three months ended June 30, 2025. The increase of $1.3 million was primarily attributable to a net increase of $1.5 million in payroll-related expenses, including stock-based compensation, driven by an increase in headcount focused on supporting our innovation activities. This increase was partially offset by lower materials and clinical trial-related expenses incurred in the development of Mint, our patch pump, the bihormonal system of the iLet and incremental software and product updates, primarily due to the timing of development activities and the completion of certain milestones.

Research and development expenses for the six months ended June 30, 2026 was $20.6 million, compared to $16.5 million for the six months ended June 30, 2025. The increase of $4.1 million was primarily attributable to a net increase of $3.0 million in payroll-related expenses, including stock-based compensation, driven by an increase in headcount focused on supporting our innovation activities. The remaining increase is primarily attributable to higher materials and engineering expenses incurred in the development of Mint, our patch pump, the bihormonal system of the iLet and incremental software and product updates, partially offset by lower clinical trial-related expenses due to the timing of trial activities and completion of certain prior studies.

The table below summarizes the nature of research and development expense by major expense category:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
External research and development(1)	$1,141	$1,349	$(208)	(15)%
Internal research and development(2)	7,463	6,600	863	13%
Stock-based compensation	1,636	924	712	77%
Total research and development expense	$10,240	$8,873	$1,367	15%

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except percentages)
External research and development(1)	$2,401	$3,121	$(720)	(23)%
Internal research and development(2)	15,421	11,916	3,505	29%
Stock-based compensation	2,774	1,426	1,348	95%
Total research and development expense	$20,596	$16,463	$4,133	25%

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

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2026 was $24.6 million, compared to $15.6 million for the three months ended June 30, 2025. The increase of $9.0 million was primarily attributable to an increase of $6.0 million in payroll-related costs, including salaries and wages, sales incentive bonuses, and stock-based compensation due to an increase in headcount of our sales force and customer care team in connection with the expansion of our sales territories within the United States. The remaining increase includes healthcare provider (HCP)-related marketing and training and travel-related costs to support our business growth.

Sales and marketing expenses for the six months ended June 30, 2026 was $45.4 million, compared to $29.0 million for the six months ended June 30, 2025. The increase of $16.4 million was primarily attributable to an increase of $11.3 million in payroll-related costs, including salaries and wages, sales incentive bonuses, and stock-based compensation due to an increase in headcount of our sales force and customer care team in connection with the expansion of our sales territories within the United States. The remaining increase includes HCP-related marketing and training and travel-related costs to support our business growth.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 was $9.6 million, compared to $7.9 million for the three months ended June 30, 2025. The increase of $1.7 million was primarily attributable to an increase of $1.4 million in payroll-related expenses, including stock-based compensation, due to an increase in headcount, as well as increases in software-related expenses and legal fees. These increases were partially offset by a decrease in accounting and other professional service fees.

General and administrative expenses for the six months ended June 30, 2026 was $19.2 million, compared to $14.5 million for the six months ended June 30, 2025. The increase of $4.7 million was primarily attributable to an increase of $2.7 million in payroll-related expenses, including stock-based compensation, due to an increase in headcount, as well as increases in software-related expenses, quality remediation expenses, and legal fees. These increases were partially offset by a decrease in accounting and other professional service fees.

Other Income (Expense)

Total other income (expense), net for the three months ended June 30, 2026 was $2.2 million of income, compared to $3.0 million of income for the three months ended June 30, 2025. This change of $0.8 million was primarily attributable to lower interest income on investments, reflecting a reduction in invested balances as IPO proceeds were used to fund operating activities.

Total other income (expense), net for the six months ended June 30, 2026 was $4.6 million of income, compared to $7.0 million of expense for the six months ended June 30, 2025. This change of $11.6 million was primarily attributable to the absence of a loss from the change in fair value of warrant liabilities in the current period, as the warrants were remeasured and net exercised in connection with the Company’s IPO in January 2025, partially offset by lower interest income on investments, reflecting a reduction in invested balances as IPO proceeds were used to fund operating activities.

Selected Quarterly Financial Information

The following tables set forth our selected unaudited quarterly statements of operations data for each of the eight quarters in the period ended June 30, 2026. The information for each of these quarters has been prepared in accordance with GAAP, on a basis consistent with our unaudited condensed financial statements included elsewhere in this Quarterly Report and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the results of operations for the periods presented, with the exception of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), which is a non-GAAP financial measure discussed below. Our historical quarterly results are not necessarily indicative of the results that may be expected in the future and these quarterly results are not necessarily indicative of our operating results for a full year. The following quarterly financial information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report.

The following tables set forth our selected unaudited quarterly statements of operations data for the periods presented:

	Three Months Ended
	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
	(unaudited)
	(in thousands, except percentages)
Net sales	$27,253	$32,121	$27,626	$32,013
Cost of sales(1)	12,134	13,177	11,189	13,111
Gross profit	15,119	18,944	16,437	18,902
Gross margin	55.5%	59.0%	59.5%	59.0%
Operating expenses:
Research and development(1)	8,195	10,131	10,356	10,240
Sales and marketing(1)	16,045	16,334	20,735	24,640
General and administrative(1)	7,922	8,603	9,617	9,600
Total operating expenses	32,162	35,068	40,708	44,480
Loss from operations	(17,043)	(16,124)	(24,271)	(25,578)
Other income (expense):
Interest income	2,833	2,658	2,376	2,177
Other income (expense), net	1	—	—	(2)
Total other income (expense), net	2,834	2,658	2,376	2,175
Net loss	$(14,209)	$(13,466)	$(21,895)	$(23,403)

Adjusted EBITDA	$(12,179)	$(10,512)	$(17,718)	$(17,656)

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
	(unaudited)
	(in thousands, except percentages)
Net sales	$16,705	$20,440	$17,639	$23,238
Cost of sales(1)	7,791	8,751	8,668	10,735
Gross profit	8,914	11,689	8,971	12,503
Gross margin	53.4%	57.2%	50.9%	53.8%
Operating expenses:
Research and development(1)	5,141	9,214	7,590	8,873
Sales and marketing(1)	9,645	10,804	13,402	15,623
General and administrative(1)	5,105	4,708	6,621	7,879
Total operating expenses	19,891	24,726	27,613	32,375
Loss from operations	(10,977)	(13,037)	(18,642)	(19,872)
Other income (expense):
Interest income	826	951	2,436	3,005
Other income (expense), net	(4)	—	—	(2)
Change in fair value of warrant liabilities	419	(6,022)	(12,450)	—
Total other income (expense), net	1,241	(5,071)	(10,014)	3,003
Net loss	$(9,736)	$(18,108)	$(28,656)	$(16,869)

Adjusted EBITDA	$(8,672)	$(11,254)	$(15,535)	$(14,526)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
	(unaudited)
	(in thousands)
Cost of sales	$140	$143	$164	$206
Research and development	893	886	1,138	1,636
Sales and marketing	1,273	1,237	1,615	2,239
General and administrative	2,172	2,037	2,489	2,935
Total stock-based compensation expense	$4,478	$4,303	$5,406	$7,016

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Cost of sales	$69	$74	$106	$153
Research and development	294	300	502	924
Sales and marketing	472	511	801	1,314
General and administrative	1,141	666	1,395	2,408
Total stock-based compensation expense	$1,976	$1,551	$2,804	$4,799

The following tables set forth our selected unaudited quarterly key business metrics for the periods presented:

	Three Months Ended
	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
	(unaudited)
% of Total Net Sales:
Durable Medical Equipment (DME) Channel	77%	70%	61%	64%
Pharmacy Benefit Plan (PBP) Channel	23%	30%	39%	36%
Total	100%	100%	100%	100%

% of New Patient Starts (NPS) Reimbursed Through Pharmacy	Low 30s %	Low 30s %	High 30s %	High 30s %

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
	(unaudited)
% of Total Net Sales:
Durable Medical Equipment (DME) Channel	87%	88%	78%	80%
Pharmacy Benefit Plan (PBP) Channel	13%	12%	22%	20%
Total	100%	100%	100%	100%

% of New Patient Starts (NPS) Reimbursed Through Pharmacy	High-single digit %	Low-teens %	Low 20s %	High 20s %

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the eight quarters in the period ended June 30, 2026:

	Three Months Ended
	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
	(unaudited)
	(in thousands)
Net loss	$(14,209)	$(13,466)	$(21,895)	$(23,403)
Add:
Depreciation expense	386	537	585	709
Stock-based compensation expense	4,478	4,303	5,406	7,016
Interest income	(2,833)	(2,658)	(2,376)	(2,177)
Income tax expense (benefit)	(1)	—	—	2
Litigation settlement and other related expense	—	210	—	135
Quality system remediation(1)	—	562	562	62
Adjusted EBITDA	$(12,179)	$(10,512)	$(17,718)	$(17,656)

(1)
Amounts presented under “Quality system remediation” for the three months ended December 31, 2025, March 31, 2026, and June 30, 2026 reflect the same category of expenses previously labeled “Other non-recurring” in our Form 10-K for the year ended December 31, 2025. These expenses relate to our one-time remediation efforts in response to the Form 483 and the Warning Letter, including contractor support and the various updates to our quality system to meet FDA expectations.

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
	(unaudited)
	(in thousands)
Net loss	$(9,736)	$(18,108)	$(28,656)	$(16,869)
Add:
Depreciation expense	333	232	303	347
Stock-based compensation expense	1,976	1,551	2,804	4,799
Interest income	(826)	(951)	(2,436)	(3,005)
Income tax expense	—	—	—	2
Litigation settlement and other related expense	—	—	—	200
Change in fair value of warrant liabilities	(419)	6,022	12,450	—
Adjusted EBITDA	$(8,672)	$(11,254)	$(15,535)	$(14,526)

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

Selected Quarterly Trends

Net sales

Net sales generally increased across the periods presented, primarily driven by continued growth in new patient starts and higher sales of both iLets and supplies. The quarterly trend reflects continued commercial adoption of the iLet and growth in the Company’s installed base, with seasonal decreases in net sales in the first quarters of 2026 and 2025 compared to the immediately preceding fourth quarters.

Cost of sales

Cost of sales generally increased across the periods presented, primarily driven by higher sales volume, including increased pharmacy channel iLet sales, and higher product warranty costs, partially offset by improved manufacturing efficiencies. Consistent with seasonal sales trends, cost of sales decreased in the first quarters of 2026 and 2025 compared to the immediately preceding fourth quarters.

Gross Margin

Gross margin generally improved across the periods presented, driven by material cost savings, increased production volumes, and improved manufacturing cost absorption. Gross margin remained relatively consistent at approximately 59% from the fourth quarter of 2025 through the second quarter of 2026.

The proportion of new patient starts reimbursed through the PBP remained in the high-30% range in the second quarter of 2026, consistent with the first quarter of 2026. The higher PBP mix compared to prior-year periods reflects expanded pharmacy benefit coverage enabled through contracts with PBMs and their affiliated health plans, resulting in a higher proportion of new patient starts being reimbursed through this channel.

Operating expenses

Research and development expenses generally increased over the periods presented, reflecting the timing of various clinical trial-related expenses, as well as increased engineering, materials, third-party consulting and payroll-related costs to support ongoing product development and enhancement efforts, including Mint, our patch pump, bihormonal system of the iLet and incremental software and product updates.

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

Adjusted EBITDA

Adjusted EBITDA fluctuated across the periods presented, reflecting the impact of revenue seasonality, continued investment in operating expenses, and changes in gross margin. Adjusted EBITDA improved through the second half of 2025 as revenue growth, improving gross margins and operating leverage more than offset increases in operating expenses, but declined in the first half of 2026 compared to the fourth quarter of 2025 primarily due to seasonal factors and higher operating expenses to support continued commercial growth. Variability across prior periods was also impacted by discrete items, including a milestone payment to Xeris in the fourth quarter of 2024 and quality system remediation expenses in the fourth quarter of 2025 and first half of 2026.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. To date, research and development, market development and commercial launch activities have accounted for a significant portion of our overall operating expenses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the commercialization of our iLet, including future development of Mint, our patch pump, and the bihormonal system of the iLet.

To date, we have funded our operations primarily through equity financings, including our IPO completed in January 2025, as well as revenue generated from the sale of the iLet and related single-use products. We have also received payments under collaboration agreements and government grants. As of June 30, 2026, we had cash, cash equivalents and short-term and long-term investments of $225.2 million.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(38,454)	$(33,569)
Net cash provided by (used in) investing activities	48,772	(172,949)
Net cash provided by financing activities	2,424	211,161
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,742	$4,643

Operating Activities

Net cash used in operating activities was $38.5 million for the six months ended June 30, 2026, compared to $33.6 million for the six months ended June 30, 2025. The increase in net cash used of $4.9 million was primarily driven by the impact of a $12.5 million non-cash adjustment from the change in fair value of warrant liabilities in the prior year period, which did not recur in the current period due to the net exercise of warrant liabilities upon our IPO in January 2025, partially offset by higher stock-based compensation expense, a favorable change in amortization of premiums and discounts on investments, higher depreciation expense, and a lower net loss in the current period. Working capital activity was relatively consistent year-over-year, as favorable changes in prepaid expenses and other current assets due to timing of payments on software licenses and prepaid inventory, were mostly offset by higher cash outflows from accrued expenses and other current liabilities due to timing of services incurred and accounts payable due to timing of vendor payments, mainly on inventory and progress billings on capital purchases.

Investing Activities

Net cash provided by investing activities was $48.8 million for the six months ended June 30, 2026, compared to net cash used of $172.9 million for the six months ended June 30, 2025. The increase of $221.7 million of cash provided by investing activities was primarily driven by reduced investment activity in the current period following the deployment of IPO proceeds in the prior year period. Specifically, purchases of short-term investments decreased by $190.8 million and proceeds from maturities and redemptions of short-term investments increased by $45.0 million. These increases in cash provided were partially offset by a $13.7 million increase in purchases of long-term investments as part of our cash management strategy and a $0.3 million increase in purchases of property and equipment to support further development of Mint, our patch pump.

Financing Activities

Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2026, compared to $211.2 million for the six months ended June 30, 2025. The decrease of $208.8 million was primarily due to IPO-related financing activities in the prior year period, which included $195.4 million in net proceeds from the Company’s IPO and $15.6 million from the concurrent private placement. This decrease was partially offset by a $2.3 million increase in proceeds from stock option exercises and employee stock purchase plan issuances in the current period.

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
•
the cost of obtaining and maintaining FDA marketing authorization or clearance for other future indications or other product candidates, including for the iLet for T1D using both insulin and glucagon (a bihormonal system), the iLet for T2D and Mint, our patch pump;
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
•
costs associated with conducting research and development efforts for future product offerings, such as Mint, our patch pump, and bihormonal system of the iLet;
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

Contractual Obligations and Other Commitments

Leases

We have entered into various non-cancelable operating leases for certain office, laboratory and manufacturing space. The leases have varying initial lease terms of approximately one to six years. For additional information, see Notes 2 and 14 of our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Research and Development Costs

In May 2024, in connection with research and development activities, we entered into an exclusive worldwide Collaboration and License Agreement with Xeris which contains a number of contractual obligations. In consideration for the licenses and other rights granted to us under the Collaboration and License Agreement, we paid Xeris a one-time, non-refundable payment of $0.5 million and a one-time, non-refundable milestone payment of $3.0 million for the achievement of certain developmental milestones. In connection with entering into Phase 2 of the collaboration, we ordered and paid for clinical material totaling $0.9 million. In May 2026, we entered into a letter agreement under the Clinical Supply Agreement with Xeris for additional Phase 2 clinical material, including a one-time non-refundable payment of $0.5 million and reimbursement of certain internal and travel costs. In connection with entering into Phase 3 of the collaboration, we expect to incur development and manufacturing costs, including ordering clinical materials and technical transfer, development, and testing of the product, totaling $5.1 million. As of June 30, 2026, we have completed payments totaling $4.0 million. The payments were initially recognized in prepaid expense and other current assets in the balance sheets and a portion of the payment was expensed to research and development related to the services completed. In addition, we are required to pay tiered royalties of low double-digit percentages based on net sales of glucagon products, subject to certain reductions. We may continue to incur costs as we progress into Phase 2 and Phase 3 clinical trials. For additional information, see “Business—License and Collaboration Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025. We expect to continue to incur costs as development activities progress.

Royalty Obligations

In connection with the development, production and sale of the iLet, we have entered into certain agreements that obligate us to pay royalties based on specific production or net sales metrics. Among other obligations, certain license agreements with BU require us to pay quarterly royalties of a mid-single-digit percentage based on net sales (and royalties of a low double-digit percentage of net sales by sublicensees), of any products licensed under the agreements, which royalties are creditable against the minimum royalty amount. For additional information on these license agreements with BU, see “Business—License and Collaboration Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, we have not identified any material changes to these agreements or the related royalty obligations described above.

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

Stock-Based Compensation

We measure stock options and employee stock purchase plan purchase rights based on their fair value on the date of grant using the Black-Scholes option pricing model. We measure restricted stock units based on the fair value of our common stock on the date of grant. Stock-based compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award for employees and directors and the period during which services are performed for non-employees. Stock-based compensation expense for non-employee awards is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally the vesting period of the award. We have issued awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We have not issued any stock-based awards with performance-based or market-based vesting conditions.

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

We are no longer a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act because our annual revenue exceeded $100.0 million during the most recently completed fiscal year. However, we may continue to take advantage of certain of the scaled disclosures available to smaller reporting companies through the end of the year ended December 31, 2026 and until our Form 10-Q for the quarter ended March 31, 2027. If we are a smaller reporting company or are otherwise eligible to take advantage of the scaled disclosure available to smaller reporting companies at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of unaudited condensed financial statements in our Quarterly Report on Form 10-Q and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are eligible to take advantage of the scaled disclosures available to “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K. Accordingly, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, management, with the participation of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us that we believe could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Refer to the “Item 1A. Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. Other than as described below, there have been no material changes to the risk factors disclosed in the aforementioned Annual Report.

Risks Related to the Development, Regulatory Approval and Commercialization of our iLet Bionic Pancreas and Product Candidates

We are highly dependent on the success of our iLet for the treatment of T1D, which is cleared by the FDA for commercial sale in the United States for the treatment of T1D, and we do not have any other commercial products. If we are unable to obtain and maintain regulatory clearance or approval for planned modifications to the iLet or for new indications, or for any current or future development-stage products, or if we are unsuccessful in our efforts to continue to commercialize our cleared version of the iLet, our business will be materially harmed.

We only have one commercialized device, the iLet, which is an automated insulin dosing system cleared for the treatment of T1D in adults and children six years of age and older. Our business primarily depends on the successful commercialization of the iLet. We currently have no other products cleared for sale and may never be able to develop other marketable products. Our iLet will require additional clinical development, testing and marketing authorization or regulatory clearance before we are permitted to commercialize it in a bihormonal system for the treatment of T1D or for any future indications we may pursue. Further, as we develop a bihormonal system of the iLet, which is designed to use both insulin and glucagon for the treatment of T1D, we will separately need to develop and obtain approval for our glucagon product candidate as a drug via an NDA submission in order to successfully commercialize our iLet in a bihormonal system. We expect that the bihormonal system will require completion of clinical trials and submission of a 510(k) for both the infusion pump and algorithm. In addition, we expect that the single hormone and bihormonal algorithms will require separate studies to be performed in T1D and T2D populations in order to seek clearance in these patient populations. In addition, we are developing Mint, an insulin pump, also commonly referred to as a “patch pump,” for which we have submitted a 510(k) application to the FDA. We currently expect to fully commercialize Mint by the end of the second quarter of 2027, subject to regulatory clearance by the FDA. However, there can be no assurance that the FDA will clear the Mint 510(k) application on the anticipated timeline, or at all, or that we will be able to scale our manufacturing processes sufficiently to meet anticipated demand at launch. The future regulatory and commercial success of our iLet, Mint and any other product candidate is subject to a number of risks, including the following:

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

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are not successful in commercializing our iLet or obtaining marketing authorization or clearance for the iLet in its bihormonal system for the treatment of T1D or in other indications, such as T2D, the investigational glucagon product, Mint, or any other product candidate, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

Furthermore, even though we have received clearance for our iLet for insulin-only delivery for the treatment of T1D, any other configuration for the treatment of T1D such as a bihormonal system using both insulin and glucagon or other indications we may pursue for which we receive marketing authorization or clearance may be subject to limitations on the patient populations for which we may market the product. Even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that we will successfully develop, obtain marketing authorization or clearance for, and commercialize our iLet in its bihormonal system for the treatment of T1D or for any future indication we may pursue, Mint, the investigational glucagon product, or any other development-stage products. If we are unable to continue commercializing the iLet for T1D, or if we are unable to develop, or obtain marketing authorization or clearance for, or, if authorized for marketing or cleared, successfully commercialize the iLet for the treatment of any future indications, we may not be able to generate sufficient revenue to continue our business.

Our future growth depends on the continued success, enhancement, and expanded use of the iLet as well as the development and commercial release of the patch pump, Mint. If we fail to advance the iLet platform, the Mint platform or expand their indications, our business may be adversely affected.

It is important to our business and our long-term growth that we continue to develop and enhance the iLet, including in a bihormonal system, as well as expand our product portfolio, including our patch pump in development, Mint. For example, we have completed over 20 pre-pivotal trials testing the algorithms in order to enhance its learning capabilities. We intend to continue to invest in research and development activities focused on improvements and enhancements to the iLet. Additionally, we intend to pursue marketing authorization or clearance for other indications in the United States in the future.

Developing enhancements to the iLet and developing Mint has, and will continue to be expensive and time-consuming and has, and may continue to, divert management’s attention away from the commercialization of the iLet and Mint and divert financial resources from other operations. The success of any new products or new product enhancements, including marketing authorization or clearance for additional indications, will depend on several factors, including our ability to:

•
properly identify and anticipate physician and patient needs, and develop enhancements to meet those needs;
•
demonstrate, if required, the safety and effectiveness of new enhancements to our products, including additional indications, with data from preclinical studies and clinical trials;

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

While we have commercialized the iLet as an automated insulin dosing system cleared for the treatment of T1D in adults and children six years of age and older, we may not be successful in expanding the configurations or indications and developing and commercializing new products or product enhancements. This could negatively impact our ability to achieve and maintain market share and increase our revenue, which could have a material adverse effect on our business, financial condition and results of operations.

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

In June 2025, the FDA conducted an inspection of our Irvine, California facility. Following the inspection, the FDA issued a Form 483. We initiated remediation activities and followed our communicated plan to address the FDA’s observations. We submitted our response and provided multiple updates to the FDA regarding the status of our remediation efforts. On January 29, 2026, we received a Warning Letter from the FDA following such inspection. In the Warning Letter, the FDA cited deficiencies in the response letters we sent to the FDA following the FDA’s issuance of the Form 483. The Warning Letter highlights non-conformities observed by the FDA in relation to our Quality Management System, Medical Device Reporting, and Correction and Removals, which were previously communicated by the FDA in the Form 483. The Warning Letter does not restrict our ability to produce, market, manufacture or distribute our products, nor does it restrict our ability to seek FDA 510(k) clearance of new products. We take the observations described in the Warning Letter seriously and have been regularly updating the FDA on the progress we have made in improving our quality management system in the areas outlined by the FDA in the Warning Letter. We intend to continue providing these regular updates to the FDA until the Warning Letter is resolved. We cannot provide assurances that the FDA will be satisfied with our response or an expected timeline for resolutions of the matters included in the Warning Letter. Until the deficiencies cited in the Warning Letter are resolved to the FDA’s satisfaction, additional legal or regulatory action may be taken without further notice. We do not expect the Warning Letter to materially impact our previously disclosed guidance that we expect to fully commercialize Mint by the end of the second quarter of 2027, subject to regulatory clearance by the FDA.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plan

During the three months ended June 30, 2026, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Name and Position	Action	Date	Rule 10b5-1*	Total Shares to be Sold	Expiration Date
Mark Hopman, Chief Commercial Officer	Adoption	June 10, 2026	X	97,052	August 31, 2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42491	3.1	01/31/25
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-284147	3.4	01/06/25
4.1	Form of Common Stock Certificate.	S-1/A	333-284147	4.1	01/22/25
4.2	Amended and Restated Investor Rights Agreement, dated November 8, 2024, by and among the Registrant and certain of its stockholders.	S-1	333-284147	4.2	01/06/25
10.1	Amendment No. 2 to Development and Commercialization Agreement, dated December 5, 2025 by and between Abbott Diabetes Care, Inc. and the Registrant.					X
10.2	Amendment No. 3 to Development and Commercialization Agreement, dated July 8, 2026 by and between Abbott Diabetes Care, Inc. and the Registrant.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

BETA BIONICS, INC.

Date: July 29, 2026	By:	/s/ Sean Saint
Sean Saint
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephen Feider
Stephen Feider
Chief Financial Officer (Principal Financial and Accounting Officer)